Form 10-K
period 1993-12-31
AQUARION CO
filed 1994-03-24
CIK 49423

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1993        .
                          -------------------------------

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 1-8060.
                              AQUARION COMPANY
                              ----------------
           (Exact name of registrant as specified in its charter)

                    DELAWARE                        06-0852232
        --------------------------------        --------------------
         (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)

          835 Main Street, Bridgeport, Connecticut         06601
          ----------------------------------------       ---------
         (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code (203) 335-2333
                                                        --------------
     Securities registered pursuant to Section 12(b) of the Act:

     Title of each class     Name of each exchange on which registered
- ------------------------     -----------------------------------------
     Common Stock,                    New York Stock Exchange
       no par value
     Series A Junior                  New York Stock Exchange
       Participating Preferred
       Stock Purchase Rights
     Securities registered pursuant to Section 12(g) of the Act:
                                   None
            ---------------------------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES   X      NO
                                                       -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant: $166,130,567 (Computed by reference to the closing price of the Registrant's Common Stock on March 8, 1994, as reported on the New York Stock Exchange-Composite Tape.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class              Outstanding at March 8, 1994
                   -----              ----------------------------
         Common Stock, no par value               6,491,841

     The following documents have been incorporated by reference:

     1. Annual Report to Shareholders for the year ended December 31, 1993--PART I, Item 1; PART II, Item 5, Item 6, Item 7 and Item 8;
          PART IV.

     2. Definitive Proxy Statement, dated March 21, 1994, for the Annual Meeting of Shareholders to be held on April 26, 1994--PART III.

                                    PART I

ITEM 1.  BUSINESS
- -----------------
General

     Aquarion Company ("Aquarion") is a holding company whose subsidiaries are engaged both in the regulated utility business of public water supply and in various nonutility businesses.

     Aquarion's utility subsidiary, Bridgeport Hydraulic Company ("BHC"), and its subsidiary, Stamford Water Company ("SWC", together with BHC, the "Utilities") collect, treat and distribute water to residential, commercial and industrial customers, to other utilities for resale and for private and municipal fire protection. The Utilities provide water to customers in 22 communities with a population of approximately 492,000 people in Fairfield, New Haven and Litchfield Counties in Connecticut, including communities served by other utilities to which water is available on a wholesale basis for back-up supply or peak demand purposes through the Regional Pipeline. BHC is the largest investor-owned water company in Connecticut and, with its SWC subsidiary, is among the 10 largest investor-owned water companies in the nation. The Utilities are regulated by several Connecticut agencies, including the Connecticut Department of Public Utility Control (the "DPUC").

     Aquarion is also engaged in various nonutility activities. The Company conducts an environmental testing laboratory business through its Industrial and Environmental Analysts group of subsidiaries (collectively, "IEA"). IEA performs testing to determine the nature and quantity of contamination in sampled materials, including hazardous wastes, soil, air and water. IEA provides a range of environmental analytical testing capabilities, including routine and customized analysis of organic and inorganic contaminants. IEA's testing services are conducted at six regional environmental testing laboratories in Connecticut, Florida, Illinois, Massachusetts, New Jersey and North Carolina. IEA's laboratories are subject to governmental regulation at both state and federal levels. IEA's clients include engineering consulting firms, industrial and commercial corporations and federal, state and local governmental entities. The laboratories located in North Carolina, New Jersey and Connecticut participate in the U.S. Environmental Protection Agency's Contract Laboratory Program.

     Aquarion owns Timco, Inc. ("Timco"), a small forest products and electricity cogeneration company based in New Hampshire. At Timco's sawmill complex, lumber is cut and packaged for sale to wholesalers and retailers. The cogeneration plant produces electricity which is sold to a public utility and low cost steam for drying the lumber and heating some of the sawmill buildings. Aquarion Company is also engaged in several small utility management service businesses through its Hydrocorp, Inc. ("Hydrocorp") and Aquarion Management Services, Inc. ("AMS") subsidiaries and owns Main Street South Corporation ("MSSC"), a small real estate subsidiary formed in 1969 to assist the Utilities in marketing surplus land.

     The Company was incorporated in Delaware as The Hydraulic Company in 1969 to become the parent company to BHC, a Connecticut corporation founded in 1857. The corporate name was changed to Aquarion Company in April 1991. The Company's executive offices are located at 835 Main Street, Bridgeport, Connecticut 06601-2353 and its telephone number is (203) 335-2333.

Recent Developments

     Rates. In filing its rate application with the Connecticut Department of Public Utility Control (DPUC) in February 1993, BHC had requested a
35 percent water service rate increase designed to provide a $17,500,000 increase in annual water service revenues and a return on common equity of
12.75 percent. Prior to the final decision, BHC lowere request by a total of $1,400,000 by restructuring long-term debt to reduce annual interest costs and by reducing property taxes and other miscellaneous expenses. The request included the replacement of a construction work in progress water service rate surcharge (CWIP rate surcharge) previously granted to BHC pursuant to DPUC regulations to recover 90 percent of the carrying costs of capital used in its Easton Lake Filtration Construction Project mandated by the federal Safe Drinking Water Act of 1974 (the "SDWA"). During 1993 and 1992, BHC derived revenues of $1,937,000 and $1,532,000, respectively, from the CWIP rate surcharge. Effective August 1, 1993, the DPUC awarded BHC a 20.7 percent water service rate increase designed to provide a $10,400,000 annual increase in revenues and a 11.6 percent return on common equity. The DPUC approved a 22.5 percent water services rate increase for SWC effective August 28, 1991, designed to increase annual revenues by $2,276,000 and provide a 12.85 percent return on its common equity. Effective January 1, 1991, BHC was awarded a 15 percent rate increase designed to increase annual revenues by $6,983,000 and provide a 13.25 percent return on its common equity. There is no certainty that any given rate increase will produce the intended level of revenues or the allowed return on equity. See "Public Water Supply--Rates and Regulation."

     Pending Utility Acquisition. Aquarion has proposed to acquire The New Canaan Water Company and Ridgefield Water Supply Company for Aquarion common stock with a market value of $3,500,000 on or about the closing date. The acquisition and a related property exchange have been approved by the DPUC but remain contingent upon certain other regulatory approvals satisfactory to the parties. Proceedings to obtain the regulatory approvals are pending. The parties have agreed to extend their acquisition agreement and the related property exchange agreement until March 31, 1994. There is no certainty that the parties will agree to further extensions if the transaction has not closed by that time. See "Industry Segment Information."

     Sale of Facilities. On March 15, 1993 IEA sold its Vermont laboratory which performed qualification and certification of and consulting for high purity gas delivery systems and ultrapure water systems, as well as some microbiological testing. In addition, in October 1993 IEA sold the assets of its air testing division to TRC, Inc. of Hartford, Connecticut. See "Environmental Laboratories."

     Other. Native Americans who allege that they constitute the Golden Hill Paugussett Tribe of Indians (the "Paugussett Indians") have taken an appeal to the U.S. Court of

Appeals for the Second Circuit for the
dismissal by the U.S. District Court in Connecticut of their suit seeking to restore claimed rights to certain lands in various towns in Fairfield and New Haven Counties. Newspaper reports during 1993 indicated that they have announced plans to claim further lands, including all land in the municipalities of Monroe, Shelton and Trumbull. BHC, which has not been named as a defendant to date, owns land in these communities, including land it considers surplus. It is not possible at this time to determine whether any further suit will be filed or, if so, whether BHC will be named a defendant, nor is it possible to determine what effect, if any, the filing of any such suit might have on the marketability of real property in these communities or, should the Paugussett Indians prevail, whether there would be any effect on the operations of BHC.

Utility Construction Program

     The Utilities are engaged in a continuing construction program mandated by legislative and regulatory requirements, as well as for infrastructure replacements. The Utilities expended $16,300,000, $21,727,000 and $13,969,000 in 1993, 1992 and 1991, respectively, for plant additions and modifications of existing plant facilities, excluding an allowance for funds used during construction ("AFUDC"). The expenditures were made primarily for installations of water mains, service connections and meters and such special projects as the Easton Lake and the Litchfield Division supply and distribution system improvements.

     Utility capital expenditures for 1993 aggregated $16,300,000 and budgeted expenditures for 1994, most of which management believes should not be postponed, are approximately $34,200,000. Approximately half of these expenditures will be devoted to compliance with the SDWA, which requires filtration or alternative water treatment measures for BHC's major, unfiltered surface water supplies. The total capital cost of water filtration or alternative treatment measures for such supplies through December 31, 1993 was approximately $28,400,000, of which $26,800,000 related to construction of the Easton Lake filtration facility. Management estimates that the total of such costs from 1994 through 1996 will approximate $50,000,000, without adjustment for inflation, including $15,300,000 expected to be incurred in 1994. Approximately $48,000,000 of the projected 1994 through 1996 water treatment costs will be incurred in construction of the filtration facility for the Hemlocks reservoir. The remaining $2,000,000 of estimated filtration expenditures over the next four years is budgeted for SDWA-related facilities for BHC's Lakeville and Norfolk Reservoirs. Part of the cost associated with the Hemlocks facility is expected to be offset by CWIP rate surcharges which, at the DPUC's discretion, permit the recovery of 90 percent of the carrying cost of capital used in construction of SDWA-mandated water treatment facilities. Management cannot predict whether future federal, state or local regulation may require additional capital expenditures.

     The Company's ability to finance its future construction programs depends in part on future rate relief and the level of CWIP rate surcharges. In light of the Company's substantial need for additional funds, the Company will need additional debt and equity capital to finance future utility construction. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" and "Business--Public Water Supply--Rates and Regulation."
                                     5

Industry Segment Information

     The Company's operations are grouped into four industry segments: public water supply; environmental laboratories and utility management services; forest products; and real estate. The consolidated operating revenues of the Company for the year ended December 31, 1993 were derived from the following sources: 66 percent from public water supply, 22 percent from environmental laboratories and utility management services, 12 percent from forest products, and less than 1 percent from real estate, including both MSSC and surplus utility land sales. For additional information concerning each segment for each of the years ended December 31, 1993, 1992 and 1991, see "Note 11" of "Notes to Consolidated Financial Statements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Public Water Supply

     Service Area. The Utilities are engaged in the collection, treatment and distribution of water for public and private use to residential, commercial, and industrial users, and for municipal and private fire protection services in 22 communities in parts of Fairfield, Litchfield and New Haven counties in Connecticut. The Utilities also sell, as requested, water for redistribution to customers of the First and Second Taxing Districts' Water Departments of the City of Norwalk, Connecticut, Connecticut-American Water Company, and NCWC through the Southwest Regional Pipeline in Fairfield County.


     The communities served by the Utilities as of December 31, 1993, have a population of approximately 492,000, and the total number of customer accounts as of that date was approximately 123,900. The Utilities' service areas, primarily residential in nature, have experienced an average growth in accounts of approximately 1 percent per year over the last ten years. Industrial use has declined significantly in that time period, and the residential characteristics of the area have changed, indicating an increase in the percentage of apartment dwellings and condominium units. Management does not anticipate any significant growth in residential consumption in the foreseeable future, and expects continued decline in industrial use.

     The operating revenues of the Utilities for the twelve months ended December 31, 1993 were derived from the following sources: 59 percent from residential customers, 17 percent from commercial customers, 5 percent from industrial customers, 14 percent from fire protection customers, and 5 percent from other sources.

     Seasonality. The business of the Utilities is subject to seasonal fluctuations and weather variations. The demand for water during the warmer months is generally greater than during the cooler months, primarily due to additional water requirements of industrial and residential cooling systems, and various private and public outdoor uses such as lawn and golf course sprinkling. From year to year and season to season, demand will vary with rainfall and temperature levels.

     Water Supply. Water is available from both surface and subsurface sources. During 1993, approximately 97 percent of the water supplied by the Utilities was provided by impounding reservoirs, 2 percent by producing wells and 1 percent by purchased water. As of December 31, 1993, the Utilities' reservoirs, well fields and interconnections with other water utilities had an aggregate safe daily yield of 112.3 million gallons. Safe yield is an estimate of the supply capability during an extended drought. The average daily demand for water from the Utilities in 1993 was 69.3 million gallons per day ("MGD"). The reservoirs of the Utilities have an aggregate storage capacity of 29.4 billion gallons.

     All of the Utilities' reservoirs and active wells are located on property owned by the Utilities. Management believes it has an adequate water supply to satisfy the current and projected needs of its customers within its territorial service area through at least the year 2040. During historical drought periods in the northeastern United States, the Utilities have been able to accommodate the needs of their own customers and to offer relief to supplement the supplies to neighboring communities by water sales to utilities with which it has pipeline interconnections. Supply and distribution needs of the Utilities undergo constant review, and the Utilities continue to explore and develop additional ground water supplies and study alternative surface water sources to meet anticipated future water requirements.

     The Connecticut Water Diversion Policy Act, enacted in 1982, prohibits any future diversions of surface or ground water without a permit from the DEP. Although this law "grandfathers" existing surface and ground water supplies which existed when it was enacted, any subsequent water diversion which might be effected by the Utilities is subject to a lengthy permit application process and approval by the DEP. Diversion permits granted pursuant to this law are subject to renewal when their terms, which typically run from five to ten years, expire.

     Rates and Regulation. The Utilities are incorporated under and operate as public water utilities by virtue of authority granted by Special Acts adopted by the Connecticut legislature (the "Acts"). These Acts have granted a non-exclusive franchise, unlimited in duration, to provide public water supply to private and public customers in designated municipalities and adjacent areas. The Acts also authorize the Utilities to lay their mains and conduits in any public street, highway, or public ground; to use the water of certain rivers, streams, or other waters in Fairfield, Litchfield and New Haven counties and from certain locations along and in the Housatonic River and its tributaries, subject to such consents and approvals as may be required by law; and to exercise the po domain in connection with lands, springs, streams or ponds and any rights or interests therein which are expedient to or necessary for furnishing public water supply. In the event of the exercise of such condemnation powers, the Utilities must pay appropriate compensation to those injuriously affected by such taking.

     The Utilities are subject to regulation by the DPUC, which has jurisdiction with respect to rates, service, accounting procedures, issuance of securities, dispositions of utility property and other related matters.

     Rates charged by each of BHC and SWC are subject to approval by the DPUC. The Utilities continually review the need for increases of water rates, and historically have sought rate relief in a timely manner in light of increases in operating costs, additional investment in utility plant and related financing costs, as well as other factors. For information concerning rate increases granted in 1993 and 1991, see "Item 1. Business. Recent Developments, Rates.", above.


     The following table sets forth information as to rate requests by BHC and SWC and increases granted by the DPUC in the last three rate cases.

                                 %                  Total        %       Return On    Allowed
      Date of      Amount     Increase Effective   Increase  Increase     Utility    Return on
    Application   Requested  Requested    Date     Granted    Granted  Common Equity Rate Base
    -----------   ---------  ---------    ----     -------    -------  ------------- ---------

    BHC:

       2/5/93  $16,100,000*     32%      8/1/93  $10,400,000    21%        11.6%       9.62%


      6/29/90    9,819,000       22      1/1/91    6,983,000    15         13.25       10.95

      11/21/88   7,600,000       18      6/1/89    3,383,000     8         12.90       10.90

    SWC:

       2/8/91   $3,646,000     36.5%     8/28/91  $2,276,000   22.5%       12.85%      10.69%

       8/1/86    3,849,000      56      12/30/86   3,706,000   54          14.80       11.39

      3/22/85    4,959,000      43       7/29/85     450,000    7          14.80       11.39



          * Original request of $17,500,000, or 35 percent, was subsequently lowered prior to the final decision by $1,400,000 by restructuring long-term debt to reduce annual interest costs and by reducing property taxes and other miscellaneous expenses.


               The DPUC may allow a surcharge to be applied to rates in order to provide a current cash return to water utilities on the major portions of CWIP applicable to facilities, including filtration plants, required for compliance with the SDWA. See "Environmental Regulations." The surcharge is adjusted quarterly, subject to DPUC approval, to reflect increased CWIP expenditures for SDWA facilities. In connection with BHC's construction of filtration facilities at its Easton Lake Reservoir, the DPUC granted BHC an initial .94 percent CWIP rate surcharge in September 1990, which amount was incrementally increased on a quarterly basis to 7.35 percent at the time new rates became effective and the Easton facility became operational and subject to general ratemaking regulations. There is no CWIP surcharge in effect at present, although BHC intends to apply for a CWIP surcharge with respect to its planned filtration facilities when appropriate.

               Aquarion is neither an operating utility company nor a "public service company" within the meaning of the Connecticut General Statutes and is not presently subject to general regulation by the DPUC. DPUC approval is necessary, however, before Aquarion may acquire or exercise control over any Connecticut public service company. DPUC approval is also required before any other entity can acquire or exercise, or attempt to exercise, control of Aquarion.

               Connecticut regulations govern the sale of water company land and treatment of land sale proceeds. See "Item 2.
          Properties."

               Environmental Regulations. The Utilities are subject to regulation by the DPHAS with respect to water quality matters, use of water from surface and subsurface sources, the location, construction and operation of water supply facilities and the sale of certain utility property. Plans for new water supply systems or enlargement of existing water supply systems also must be submitted to the DPHAS for approval. The DEP is authorized to regulate the operations of the Utilities with respect to water pollution abatement, diversion of water from surface and subsurface sources, and the location, construction and alteration of dams and other water obstructions.

               The Federal Clean Water Act of 1972, as amended (the "Clean Water Act"), regulates for discharges of effluents into navigable waters. A joint Federal and state permit system has been established to ensure that applicable effluent limitations and water quality standards are met in connection with the construction and operation of facilities which affect or discharge into state or interstate waters.

               The Utilities are subject to regulation of water quality under the SDWA, which provides for the establishment of uniform minimum national quality standards by the Environmental Protection Agency (the "EPA"), as well as governmental authority to specify the type of treatment process to be used for public drinking water. EPA regulations issued pursuant to the SDWA set limits for, among other things, certain organic and inorganic chemical contaminants, odor, turbidity, microbiological contaminants and radioactivity. The SDWA provides that the states have the primary enforcement responsibility for public drinking water systems, as long as the states' regulations are no less stringent than those adopted pursuant to SDWA. For certain of these water quality standards the DPHAS has adopted regulations which in some instances impose standards more stringent than those imposed under the Federal regulations.

               EPA regulations pursuant to SDWA include the Surface Water Treatment Rule ("SWTR"), the Total Coliform Rule ("TCR") and the Lead and Copper Rule ("LCR"). The water treatment requirements of SWTR mandate the construction of filtration plants at BHC's Hemlocks, Lakeville and Norfolk Reservoirs. BHC has entered into consent agreements with DPHAS establishing timetables for construction of filtration facilities at the Hemlock, Lakeville and Norfolk reservoirs and penalties if the facilities are not completed within such timetables. The Hemlocks plant must be completed by June 29, 1998 or a $250,000 penalty will be imposed. Lesser penalties apply to the smaller facilities for Lakeville and Norfolk, if not completed by June 29, 1997 and June 29, 1996, respectively. The Company anticipates that it will be able to meet the construction timetables. The TCR affects the Utilities by the imposition of requirements for additional biological sampling and monitoring. The stringent requirements of the TCR may also result in increased public notification relating to water quality. The LCR establishes corrosion control techniques and requires monitoring to determine compliance with prescribed lead and copper levels in drinking water. If such levels are exceeded, a multi-year program involving additional monitoring, public notification, state-supervised corrosion control and treatment and replacement of lead service lines could result. After the first two required testing periods, the Utilities were found to be in compliance with the LCR. Further SDWA-related regulations are anticipated for such water quality parameters as organics, inorganics and disinfection by-products. It is impossible to determine at this time the ultimate impact these regulations will have on the Utilities.

               The Company currently estimates that future capital costs of SWTR-mandated filtration facilities will approximate $50,000,000 for the period 1994 through 1996, without adjustment for inflation, in addition to the $28,400,000 which has been expended through December 31, 1993, mostly for construction of the Easton Reservoir plant. That plant is located in Easton, Connecticut and was completed in June 1993 at an aggregate cost of $26,800,000.

               Water quality tests are made continuously at all of the Utilities' water supply sources, and the Utilities believe they are in substantial compliance with regulations promulgated by the organic chemical, inorganic chemical, physical, and bacteriological standards for drinking water. BHC has been voluntarily monitoring for giardia and cryptosporidium, water quality concerns addressed by the SWTR. Positive samples (low levels) have been found in the three unfiltered surface water supplies. When the filtration plants become operational, they will remedy such concerns, which are now being addressed by interim treatment techniques approved by the DPHAS.

               Connecticut has established seven public water supply management areas to coordinate the comprehensive planning of public water systems and provide for the centralized regulation by the DPHAS of water resources for water supply and other public purposes. Each area has a water utility coordinating committee ("WUCC") comprised of representatives of the various public water systems and regional planning agencies in the area. BHC operations fall under four of the State's seven WUCCs, and SWC operations fall under two WUCCs. Each WUCC is required to establish exclusive service areas for each public water system in the area. The DPHAS is authorized to resolve any disagreements among members of the respective committees. It is not possible at this time to predict the full impact on the Utilities of the WUCC system and the associated regulations and proceedings.

               Aquifer protection legislation in Connecticut requires each water utility to conduct extensive groundwater data collection and groundwater mapping of critical wellfield areas. The DEP is also proposing land use regulations within these critical areas. The proposed legislation mandates that each municipality designate an aquifer protection agency to regulate land use in these areas. Finally, the DEP, in consultation with the DPHAS and DPUC, is preparing guidelines for acquisition of lands for proposed public water supply wellfields. Regulations are still being prepared for this program and the effect of this legislation and related regulations cannot be determined at this time. If BHC were required to purchase additional land around its wellfields, the cost could be substantial.

               Developments with respect to the identification and measurement of various elements in water supplies and concern about the effect of such elements on public health, together with possible contamination of water sources, may in the future require the Utilities to modify all or portions of their various water supplies, to develop replacement supplies or to implement new treatment techniques. Any such developments would significantly increase the Utilities' operating costs and capital requirements. The Company expects that all such expenditures and costs should ultimately be recoverable through rates for water service, but there can be no assurance that this will be the case.

                Certain dams owned by the Utilities are subject to inspection under the National Dam Inspection Act as well as the Connecticut Dam Registration Act, and dams owned by SWC in New York are subject to inspection by the New York State Department of Environmental Conservation. The Utilities own 29 dams, 16 of which are subject to federal inspection. Although certain modifications and further studies have been required, no material problems with respect to these dams have been reported to the Company.

               The Utilities are required to obtain permits from the DEP for the location, construction or alteration of any dam or reservoir, and to secure the approval of the DEP for the diversion and use of water from any surface or ground source for public use. The Utilities have taken all compliance actions required to date.

               SWC may be subject to health, safety and environmental regulation by various state and local authorities in New York State with respect to its properties located in New York. SWC does not provide water to any customers in New York. The leasing or sale of land around reservoirs, wellfields and some streams may be restricted by various Connecticut statutes and regulations. See "Item 2. Properties."

          Environmental Laboratories

               Laboratories. The Company conducts an environmental testing laboratory business through IEA, which operates six laboratories in Connecticut, Florida, Illinois, Massachusetts, New Jersey and North Carolina through six corporate subsidiaries. IEA believes that it is among the twenty largest environmental testing laboratory businesses in the country. IEA is headquartered at its Cary, North Carolina facility.

               Environmental laboratories provide data to customers concerning the nature and quantity of contaminants or hazardous substances present in samples. IEA offers a range of environmental analytical services, including routine and customized testing of hazardous wastes, soil, air and water. Additionally, IEA offers mixed waste/radiological testing at its North Carolina laboratory. IEA also provides asbestos testing and sample collection services.

               Quality Control. The ability to deliver accurate and precise test results consistently is essential to a successful laboratory, and testing samples must meet rigorous chain-of-custody requirements and testing protocols to enable the test results to be used as evidence in legal or regulatory proceedings. IEA performs internal quality assurance reviews to monitor consistent performance. IEA is certified in over 20 state-operated certification programs and, through its laboratories in North Carolina, New Jersey and Connecticut, is an active participant in the EPA's Contract Laboratory Program ("CLP"). In order to qualify for the CLP, the laboratories must satisfy stringent quality control standards, and are subject to quarterly performance evaluations.

               Technology. IEA has invested in sophisticated analytical testing equipment needed to process a large volume of tests with accurate results. IEA laboratories are equipped with Gas Chromatography/Mass Spectrometry instruments, which identify specified organic and inorganic chemical compounds within a sample by means of electron beam "fingerprinting." IEA owns chromatograph instruments, which are used extensively to perform organics testing. IEA laboratories contain inductively coupled plasma instruments and atomic absorption units for organic analysis. analysis. IEA laboratories perform wet-chemistry tests for general chemistry parameters and also offer a range of microscopy services including asbestos analysis.

          Laboratory Employees. Experienced personnel qualified in the use of the instruments and related computer systems used by IEA are critical to its operations. IEA has a staff of approximately 300, which includes 183 scientists and technicians. IEA's laboratory services are marketed by a field and in-house sales staff who are supported by IEA's Client Service Department as well as by IEA's scientific and technical staff. The testing laboratory industry, as well as the environmental services industry as a whole, suffers from a shortage of qualified staff at all skill levels. As a result, the market for trained technical staff is very competitive, and IEA occasionally experiences personnel shortages.

               Customers. During 1993, IEA serviced approximately 1,500 customers. No single customer represented 10 percent or more of IEA's revenues during that period. IEA's broad client base includes consulting and engineering firms, public and private water companies, large and small industrial and high-tech companies, Federal government agencies, including the EPA, and various state and local government bodies, including state environmental departments, municipalities and waste treatment facilities.

               Competition. The environmental testing business is highly competitive. Its participants compete primarily on the basis of price and service. Many customers view environmental testing as a commodity, and price for them is the most important factor in purchasing decisions. Following a period of rapid growth, the environmental testing business is now characterized by significant overcapacity. As a result of these factors, operating margins tend to be low.

               Estimates of the number of commercial laboratory companies range between 1,000 and 1,500, although IEA believes that the thirty largest companies account for approximately 50 percent of industry revenues. Most laboratory companies are single-laboratory operations serving a local market. As the environmental services market has matured over the past 20 years, the trend has been toward consolidation and larger laboratory companies that operate several laboratories. This trend has been driven, in part, by the increasing sophistication and expense of laboratory equipment. In addition, larger laboratory companies can offer a wider variety of services and equipment. Some customers, particularly larger companies with operations in multiple locations, prefer to deal with larger laboratory companies. In addition, some environmental service businesses operate in-house laboratories that exclusively service their own environmental testing needs. IEA's competitors include larger companies that possess greater financial resources than the Company. The three IEA laboratories that participate in the CLP compete with approximately 50 other laboratory companies that bid for such EPA work.

                Regulatory Background. Federal and state environmental laws and regulations have been the primary force driving the environmental testing laboratory market. The proliferation of environmental regulations over the past two decades has required increasingly sophisticated analysis and remediation of a growing range of environmental hazards. The environmental services industry has grown rapidly in response to regulatory demands for tests that reveal the nature and quantity of any contamination caused during the handling, use and transportation of hazardous substances, the treatment, storage and disposal of wastes, and the remediation of contaminated sites. As advances in technology have continued to make greater testing sophistication possible, regulations have often been revised to require those more sophisticated tests.

               Environmental Regulation. IEA receives and uses various small quantities of hazardous chemicals in its operations, and is a licensed hazardous waste handler. IEA operates under federal and, as applicable to the states in which various IEA laboratories operate, various state environmental laws and regulations that subject parties handling hazardous wastes to potential liabilities for non-compliance, in addition to possible civil and criminal penalties.

               Contract Terms. IEA's client contracts generally contain provisions which may impose financial penalties for inaccurate or late test results. Contracts with governmental and private sector clients regularly contain liquidated damage or penalty provisions which reduce the amount paid if a test is delivered late.

               Seasonality. IEA's business is affected by seasonality. IEA's busiest period is during the late spring, summer and early fall, when sampling and construction activity is at its peak. Sampling, and therefore the related testing, falls off for large parts of IEA's service area during the winter months because of frozen ground and water and accumulations of snow in some parts of the country.

          Utility Management Services

               The Company, through Hydrocorp and its AMS subsidiary, provides clients with an integrated range of utility management services, including contract management and operations, information services, water and wastewater billing and collections and various engineering, operations and management consulting services. AMS clients are private and municipal water and wastewater utilities, including municipal systems engaged in privatization initiatives.

               Hydrocorp also has minority interests in small businesses which provide security consulting services and automated mapping and facilities management services to utilities, industry, municipalities and government agencies.

               The utility management services businesses are highly competitive, on the basis of service and price.

          Forest Products

               The Company is engaged in the forest products industry through Timco, which has operations in New Hampshire consisting of a sawmill complex and a wood-waste electricity cogeneration plant. The sawmill complex processes and markets kiln-dried, finished Eastern White Pine and other lumber. The product is used in the remodeling and do-it-yourself markets and, to a lesser extent, in the construction of new homes.
          in the Northeast and Mid-Atlantic regions through lumber wholesalers, distributors and, in some instances, directly to retailers. Wholesalers and distributors, in turn, sell the product to the construction trade and to retail outlets. Timco obtains the timber used in its products from independent loggers and from purchased timber rights. A four megawatt electricity cogeneration plant is located at the sawmill complex. By-products of the cogeneration plant include low cost steam for drying lumber and heating some of the sawmill buildings.

               Electricity produced at Timco's cogeneration plant is sold to Public Service Company of New Hampshire ("PSNH") under a long-term rate order of the New Hampshire Public Utilities Commission ("PUC") applicable to Small Power Producers (the "Rate Order"). In January 1988, PSNH sought protection under Chapter 11 of the U.S. Bankruptcy Code. PSNH emerged from bankruptcy in June 1991, managed by Northeast Utilities ("NU") and was acquired by NU in June, 1992 after NU's reorganization plan received the requisite approvals. The plan provided that after the merger, NU would seek to restructure the Rate Order. Negotiations to restructure the Rate Order have produced a tentative agreement between PSNH and several small power producers, including Timco, which has been submitted to the PUC for approval. Terms of the agreement call for PSNH to pay Timco up to $8.6 million depending on the timing of regulatory approval and the date of payment, in exchange for the assignment of the Rate Order to PSNH and a release of PSNH's obligations to buy power from Timco. There is no assurance that it will be approved, nor is there any way to predict what action the PUC might take if it does not approve the agreement. Any substantial reduction in Timco's electricity revenues ($3,515,000 in 1993) which may result from a restructuring of the Rate Order would have an adverse impact on the Company's forest products operations.

               Traditionally, the demand for Timco's lumber is lower in the winter months and inventories are built up in anticipation of the busier spring and summer season. The lumber products industry is very competitive, primarily on the basis of price. Timco faces competition on the basis of price from domestic and foreign forest product companies, many of which have greater resources than the Company.

          Real Estate

               The Company treats real estate as a separate business segment in order to distinguish the earnings impact from sales of surplus utility land from the results of Utility operations. For a discussion of the surplus non-watershed land which the Utilities intend to market as appropriate, see "Item 2.
          Properties."

          Employees

               As of December 31, 1993, the Company employed approximately 695 persons on a full time basis, including 289 in the Public Water Supply business, 306 in the Environmental Laboratories and Utility Management Services business and 100 in the Forest Products business. None of the Company's employees are covered by collective bargaining arrangements, and the Company believes its relations with its employees are satisfactory.

          Executive Officers

               For information concerning the Company's executive officers, see "Item 10. Directors and Executive Officers of the
          Registrant".


          ITEM 2.  PROPERTIES
          -------------------

          The Company

               BHC owns a 20,000 square foot headquarters building and a 44,370 square foot Operations Center in Bridgeport, and leases an additional 22,000 square feet of office, laboratory and garage space in Bridgeport for utility operations. SWC owns its 13,618 square foot headquarters and operations facility in Stamford, Connecticut. Aquarion owns nonutility land totaling approximately 99 acres in Easton and Litchfield, Connecticut.

          Property

               At December 31, 1993, BHC owned in the aggregate 11 active reservoirs and approximately 1,640 miles of water mains, of which approximately 77 miles have been laid in the past five years. In addition, SWC owned 5 active reservoirs at year end. The rights to locate and maintain water transmission and distribution mains are secured by charter, easement and permit and are generally perpetual. Water is delivered to the distribution system from four major and several smaller reservoirs and forty-two producing wells. Eight additional reservoirs are used for storage purposes and are interconnected with the distribution reservoirs.

               BHC owns two dual media filtration plants for treatment of its Trap Falls and Easton Lake reservoir systems, which plants have capacities of 25 and 20 MGD, respectively. SWC owns a 24 MGD rapid-sand and activated-carbon filtration plant for treatment of its entire reservoir system.

               BHC owns approximately 19,000 acres of real property located in Fairfield, New Haven, and Litchfield Counties, Connecticut, most of which consists of reservoirs and surrounding watershed. All but 1,360 specified acres of such property are subject to the first lien arising under the BHC Indenture securing its First Mortgage Bonds. SWC owns approximately 2,400 acres of real property located in Stamford and New Canaan, Connecticut, and in Pound Ridge and Lewisboro, New York, which consist almost exclusively of reservoirs and surrounding watershed, pumps, standpipes and building facilities.

               The DPHAS regulates public water company lands according to a three-tiered classification system. Class I lands cannot be sold, leased or transferred. The DPHAS may authorize a transfer or change in use of Class II lands only upon a finding that there will be no adverse impact upon the public water supply and that any use restrictions required as a condition of transfer are enforceable against subsequent owners and occupants of the lands. Class III lands, which are non-watershed, are not presently subject to regulation by the DPHAS. BHC has identified approximately 2,300 acres of land it believes are surplus to its water supply needs, and therefore would qualify as Class III land. All of this Class III land, which includes approximately 570 acres which have never been in rate base, is available for sale, although all of it may not be marketable. Up to 530 additional acres could become available if the DPHAS approves the abandonment of a former reservoir system in New Haven County and reclassifies existing watershed property as Class III land, as requested by the Company.

               Real property may not be sold or transferred by a water utility without the prior approval of the DPUC an with other restrictions imposed by Connecticut law. State laws and regulations govern, among other things, to whom certain water company lands may be transferred, with preference given to other water companies, the municipality in which the property is located and the State of Connecticut, in that order. Additionally, the disposition of the proceeds of any permissible sale is subject to state law.

               Until changed by statute in 1988, it had been the practice of the DPUC to apply gains from the sale of surplus water company land that had ever been in the rate base as an offset against operating expenses, thereby substituting profits from the sale of such land for revenues which would otherwise be provided through rates. Legislation enacted in 1988, the Equitable Sharing Statute, required the DPUC to "equitably allocate" the economic benefits of the net proceeds from the sales of Class III land which was previously in the utility's rate base between the Company's ratepayers and its shareholders. Ratepayers do not share in gains from the sale of land which has never been in rate base.

               The Equitable Sharing Statute was clarified by a 1990 amendment which provides that the economic benefits from the sale of former-rate-base, Class III land which promotes a perpetual public interest in open space or recreational use shall be allocated "substantially in favor" of shareholders when
          25 percent or more of the land sold is to be used for open space or recreational purposes.

               Two decisions involving 1990 land sales, resulted in allocations of the respective gain on the sales of 75 percent and 43 percent, respectively, to BHC's shareholder.

               In November 1993 the DPUC gave BHC approval to sell 25.78 acres of surplus, off-watershed land in Shelton, Connecticut.
          BHC plans to subdivide the land into eleven building lots. BHC also received approval from the DPUC in December 1993 to sell
          34.55 acres of surplus, off-watershed land in Weston, Connecticut. BHC plans to subdivide the land into ten building lots. Each case involves former rate base land, and 25 percent of the land to be sold will be conveyed to the host municipality to be preserved as open space. Under the terms of both decisions, approximately two-thirds of the net proceeds from the land sales will be allocated to shareholders and the remaining one-third allocated to ratepayers through amortization into BHC's rate base over a five year period. All such net proceeds must be used for reinvestment in utility plant.

               The Company leases all of its laboratory facilities, except for the Massachusetts laboratory, which it owns. Aquarion owns 50 percent of Key Partners III, a partnership which owns IEA's North Carolina laboratory and headquarters facility. The smallest of IEA's laboratories occupies approximately
          6,750 square feet. The largest, located in Cary, North Carolina, occupies approximately 30,000 square feet. The Company believes that the laboratory facilities owned or leased are adequate for its present and anticipated future needs and that the amounts paid for all the leases into which it has entered are reasonable.


          ITEM 3.  LEGAL PROCEEDINGS
          --------------------------

               The registrant has nothing to report for this item.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          ------------------------------------------------------------

               The registrant has nothing to report for this item.





                                       PART II

          ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          ---------------------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

               Page 45 of the Company's Annual Report to Shareholders for the year ended December 31, 1993 is incorporated by reference herein pursuant to Rule 12b-23 of the Securities and Exchange Act of 1934 (the "Act") and to Instruction G(2) to Form 10-K.

               Aquarion has declared and paid quarterly dividends on its common stock without interruption since its organization in 1969, and prior thereto, BHC paid dividends annually on its common stock without interruption since 1890. Dividends, when declared, are normally paid on the 30th day of January, April, July and October.

               The earnings of Aquarion are derived from its investments in its subsidiaries, particularly BHC. Aquarion's future ability to pay dividends to holders of its Common Stock is dependent upon the continued payment by BHC of dividends to Aquarion. BHC's ability to pay dividends will depend upon timely and adequate rate relief, compliance with restrictions under certain of the BHC debt instruments and other factors. In addition, no dividends on BHC's common stock can be paid during any period in which BHC's preferred stock dividends are in arrears.

               Dividends on Aquarion common stock can be paid only out of net profits and surplus of the Company. Aquarion's ability to pay dividends is further restricted by the terms of Aquarion's
          8 1/2 percent unsecured Senior Notes due January 1994 , which were replaced by a 5.95% unsecured Senior Note due January 1999 and 7.8 percent unsecured Senior Notes due June 1997 (the "Aquarion Notes"). As of December 31, 1993, the applicable restrictions would have permitted payment of additional dividends on Aquarion's common stock of up to $31,000,000.

               While Aquarion's Board of Directors intends to continue the practice of declaring cash dividends on a quarterly basis, no assurance can be given as to future dividends or dividend rates since they will be determined in light of a number of factors, including earnings, cash flow, and Aquarion and BHC's financial requirements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity."


          ITEM 6.   SELECTED FINANCIAL DATA
          -------------------------------------

               See Page 1 ("Selected Financial Data") and Pages 44 - 45 ("Supplemental Financial Data") of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which is incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.


          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------


               See Page 1 ("Selected Financial Data") and Pages 17 - 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which is incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          ---------------------------------------------------------

               The consolidated financial statements, together with the report thereon of Price Waterhouse, dated January 31, 1994, appearing on Pages 24 - 22 and Page 1 ("Selected Financial Data") and Pages 44 - 45 ("Supplemental Financial Data") of the accompanying 1993 Annual Report to Shareholders of Aquarion Company are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.


          ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          --------------------------------------------------------------
                    ACCOUNTING AND FINANCIAL DISCLOSURE
                    -----------------------------------

               The registrant has nothing to report for this item.



                                      PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ----------------------------------------------------------------

               The information as to directors required by Item 10 is set forth at Pages 2 - 8 of the Company's Definitive Proxy Statement, dated March 21, 1994 relating to the proposed Annual Meeting of Shareholders to be held on April 26, 1994, filed with the Commission pursuant to Regulation 14a under the Act, and is incorporated by referenced herein pursuant to Rule 12b-23 of the Act and Instruction G(3) to Form 10-K.

          Executive Officers

               The executive officers of the registrant are listed below. These officers were elected to the offices indicated on April 27, 1993, except as otherwise noted, for a term expiring with the 1994 annual meeting of directors. Except as indicated, all have been with registrant and its predecessors in an executive capacity for more than five years. There are no family relationships among members of the executive officers. There were no arrangements or undertakings between any of the officers listed below and any other person pursuant to which he or she was selected as an officer.

                                                                      Served
                                                                        as
                                         Office, Business Experience Officer
              Executive Officer     Age     During Past Five Years     Since
              -----------------     ---    ------------------------    -----

          Jack E. McGregor           59  President (since 1988)        1985
                                         Chief Executive Officer
                                         (since January 1990) Chief
                                         Operating Officer (1988 to
                                         January 1990) and Executive
                                         Vice President (1985 to
                                         1988) of the Company.
                                         Director of People's Bank
                                         and Physicians Health
                                         Services, Inc. Director and
                                         Member of Executive
                                         Committee, National
                                         Association of Water
                                         Companies. Trustee of
                                         Fairfield University and
                                         Yale-New Haven Hospital.

          Richard K. Schmidt, Ph.D   49  Senior Vice President         1992
                                         (since April 1993) of the
                                         Company; President and
                                         Chief Executive Officer of
                                         IEA (since March 1992);
                                         formerly President and
                                         Chief Operating Officer
                                         (1984-1992) of Mechanical
                                         Technology, Inc.

          James S. McInerney         56  Senior Vice President         1989
                                         (since April 1992) of the
                                         Company; President (since
                                         April 1991) and Chief
                                         Operating Officer (since
                                         January 1990) of BHC, and
                                         Chairman and Chief
                                         Executive Officer (since
                                         January 1990) of Stamford
                                         Water Company. Executive
                                         Vice President (1990 to
                                         April 1991) and Vice
                                         President (1989) of BHC and
                                         President, Stamford Water
                                         Company (1977 to January
                                         1990).  Mr. McInerney is a
                                         Director, President or Vice
                                         President of certain of the
                                         Company's other
                                         subsidiaries.

                                                                      Served
                                                                        as
                                         Office, Business Experience Officer
              Executive Officer     Age     During Past Five Years     Since
              -----------------     ---    ------------------------    -----

          Janet M. Hansen            51  Senior Vice President         1983
                                         (since April 1993), Chief
                                         Financial Officer (since
                                         April 1992) and Treasurer
                                         (since 1988) of the Company
                                         and Vice President (since
                                         1989), Chief Financial
                                         Officer (since April 1991)
                                         and Treasurer (since 1985)
                                         of BHC; Mrs. Hansen is Vice
                                         President and Treasurer
                                         (since April 1991) of IEA
                                         and Chairman of the Board
                                         and Chief Executive Officer
                                         (since April 1992) of
                                         Timco.  Mrs. Hansen is also
                                         Vice President, Chief
                                         Financial Officer and
                                         Treasurer of certain of the
                                         Company's other subsid-
                                         iaries.  Director of
                                         Gateway Bank.

          Larry L. Bingaman          43  Vice President, Corporate     1990
                                         Relations and Secretary
                                         (since April 1993); Vice
                                         President, Marketing and
                                         Communications (since 1990)
                                         of the Company; Formerly
                                         Director of Communications
                                         for United Technologies'
                                         Sikorsky Aircraft Division
                                         (1989 to June 1990).


          ITEM 11.  EXECUTIVE COMPENSATION
          ------------------------------------

                Pages 8 - 13 of the Company's Definitive Proxy Statement, dated March 21, 1994, relating to the proposed Annual Meeting of Shareholders to be held on April 26, 1994, filed with the Commission pursuant to Regulation 14a under the Act are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(3) to Form 10-K.


          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          -----------------------------------------------------------------
                    MANAGEMENT
                    ----------

                Pages 5 - 6 of the Company's Definitive Proxy Statement, dated March 21, 1994, relating to the proposed Annual Meeting of Shareholders to be held on April 26, 1994, filed with the Commission pursuant to Regulation 14a under the Act, are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(3) to Form 10-K.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ------------------------------------------------------------

          The registrant has nothing to report for this item.



                                       PART IV.


          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          -----------------------------------------------------------------
                    FORM 8-K
                    --------

               a) The following documents are filed as part of this report:

                                                              Page in
                                                           Annual Report*
                                                           -------------
                    (1) Consolidated Statements of
                          Income for the three years
                          ended December 31, 1993                24
                        Consolidated Balance Sheets at
                          December 31, 1993 and 1992           25-26

                        Consolidated Statements of Cash
                          Flows for the three years
                          ended December 31, 1993                27
                        Consolidated Statements of
                          Shareholders' Equity for the
                          three years ended
                          December 31, 1993                      28
                        Notes to Consolidated Financial
                          Statements                           29-41
                        Report of Independent
                          Accountants                            42

                        Selected Financial Data                  1
                        Supplemental Financial
                          Information                          44-45
                    * Incorporated by reference from the indicated pages of the 1993 Annual Report to Shareholders.
                            ____________________

                     (2) Financial Statement Schedules:

                          Report of Independent Accountants on Financial
                            Statement Schedules, see Page F-2 hereto.
                          Index to Additional Financial Information, see
                            Page F-1 hereto.



                The Financial Statement Schedules above should be read in conjunction with the Consolidated Financial Statements in the 1993 Annual Report to Shareholders. All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                (b)  Reports on Form 8-K.


                     The Company did not file a report on Form 8-K for the fourth quarter of the year ended December 31, 1993.

                (c)  Exhibits:
                     Each document referred to below is incorporated by reference to the files of the Commission, unless the reference is preceded by an asterisk (*). Each management contract, compensatory plan or arrangement required to be filed as an exhibit hereto is preceded by a double asterisk (**).

                         3(a) Restated Certificate of Incorporation of Aquarion, as amended.(1)

                         3(b)  By-laws of Aquarion, as amended.  (6)

                         4(a) Rights Agreement between Aquarion and The Chase Manhattan Bank, N.A. setting forth description of Preferred Stock Purchase Rights distributed to holders of Aquarion Common Stock.(6)

                        10(a)  First Mortgage Indenture of BHC dated
                               June 1, 1924.(2)

                        10(b) Seventeenth Supplemental Mortgage of BHC dated as September 1, 1960.(2)

                        10(c) Nineteenth Supplemental Mortgage of BHC dated as of August 1, 1965.(1)

                        10(d) Twentieth Supplemental Mortgage of BHC dated as of November 1, 1968.(1)

                        10(e)  Loan Agreement of BHC dated as of
                               October 15, 1984.(1)

                        10(f)  Loan and Trust Agreement as of November 1,
                               1984.(1)

                        10(g)  Note Agreement of Aquarion dated
                               December 28, 1990.(3)

                        10(h)  Note Agreement of BHC dated January 24,
                               1991.(3)

                        10(i)  Note Agreement of Aquarion dated as of
                               May 19, 1992.

                      **10(j)  Aquarion Long-Term Incentive Plan.(1)

                        10(k)  Joint Venture Agreement betwee
                               Brennan, Jr., William A. Brennan and Main
                               Street South Corporation dated February 23,
                               1979.(4)

                      **10(l) Employment Agreement between Aquarion and James S. McInerney, dated June 1, 1990.

                      **10(m) Employment Agreement between Aquarion and Janet M. Hansen dated November 1, 1992.

                      **10(n)  Agreement between Aquarion and
                               William S. Warner dated October 15,
                               1989.(5)

                      **10(o) Employment Agreement between Aquarion and Jack E. McGregor dated January 1, 1990.(5)

                      **10(p) Form of Stock Option Award Agreement for options granted pursuant to Long-Term Incentive Plan.(5)

                        10(q) Purchase Agreement dated July 28, 1989 by and among Frederick T. Doane,
                               Heike A. Doane and Aquarion.(3)

                        10(r) Purchase Agreement dated July 10, 1990 by and among Robert L. MacDonald and Aquarion.(3)

                        10(s) Stock Purchase Agreement dated November 5, 1990 between Paul B. Priest,
                               A C Laboratories, Inc. and Aquarion.(3)

                        10(t)  Stock Purchase Agreement dated as of
                               December 7, 1990 between Aquarion and the sellers listed on Schedule 2. 1 thereof.(3)

                      **10(u) Employment Agreement between Aquarion and Larry L. Bingaman dated June 11, 1990.(3)

                        10(v) Amendment dated September 12, 1991 to the Stock Purchase Agreement dated as of December 7, 1990.(1)

                        10(w)  Purchase and Sale Agreement dated
                               September 12, 1991, by and among YWC
                               Technologies, Inc., Bird Corporation, YWC,
                               Inc., Interim Dewatering Services, Inc.,
                               Ad+Soil, Inc. and Aquarion.(1)

                        10(x)  Agreement for Construction Management
                               Services dated April 18, 1991 between BHC and Gilbane Building Company.(1)

                      **10(y) Employment Agreement between Industrial and Environmental Analysts, Inc. and
                               Dr. Richard K. Schmidt dated April 1, 1992.

                      **10(z) Employment Agreement between Industrial and Environmental Analysts, Inc. and David C. Houle dated September 1, 1992.

                       10(aa)  Loan Agreement of BHC dated as of June 1,
                               1990.(6)

                       10(bb)  First Mortgage Bonds, Series C and
                               Preferred Stock, 1968 Series, Purchase
                               Agreement of SWC dated July 1968.

                       10(cc)  Revolving Credit Agreement dated May 14,
                               1993.(7)

                       10(dd)  Loan Agreement of BHC dated as of June 1,
                               1993. (7)

                       10(ee) Forward Purchase Agreement of BHC (1994A Series) dated June 9, 1993.(7)

                       10(ff)  Loan Agreement of SWC dated September 1,
                               1993.

                      *10(gg)  Loan Agreement of BHC dated December 1,
                               1993.

                      *10(hh)  Note Agreement of Aquarion dated January 4,
                               1994.

                       *13(a) Annual Report to Shareholders for the year ended December 31, 1993.

                       *22(a)  Subsidiaries of Aquarion

                       *24(a) Consent of Independent Accountants for Aquarion Company is contained in Report of Independent Accountants on page F-2 hereof.

                       *25(a)  Power of Attorney.
                    ____________________

          (1)  Filed as part of Aquarion's Form 8 Amendment to its
               Form 10-Q for the quarter ended September 30, 1991, filed February 19, 1992.

          (2) Filed as an Exhibit to BHC's Registration Statement on Form S-1, File Number 2-23434, dated April 26, 1965.

          (3) Filed as part of the Annual Report of the Company on Form 10-K for the year ended December 31, 1990.

          (4) Filed as part of the Amendment No. 1 to the Company's Registration Statement as Form S-7, File No. 2-74305, dated November 5, 1981.

          (5) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

          (6) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

          (7) Filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

                                      SIGNATURES
                                      ----------


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          Aquarion Company
          ________________
            (Registrant)

                                                                 Date
                                                                 ----


          By        /s/Janet M. Hansen                       March 23, 1994
            ------------------------------------------------
                      Janet M. Hansen
           Senior Vice President, Treasurer and
                  Chief Financial Officer
       (Principal Financial and Accounting Officer)



               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          By                 *                               March 23, 1994
            ------------------------------------------------
                     William S. Warner
            Chairman of the Board of Directors
                       and Director



          By                 *                               March 23, 1994
            ------------------------------------------------
                     Jack E. McGregor
            President, Chief Executive Officer
                       and Director



          By                                                 March 23, 1994
            ------------------------------------------------
                  George W. Edwards, Jr.
                         Director

          By
            ------------------------------------------------
                   Geoffrey Etherington
                         Director


          By                 *                               March 23, 1994
            ------------------------------------------------
                  Norwick R.G. Goodspeed
                         Director


          By                 *                               March 23, 1994
            ------------------------------------------------
                    Janet D. Greenwood
                         Director


          By                 *                               March 23, 1994
            ------------------------------------------------
                  Donald M. Halsted, Jr.
                         Director


          By
            ------------------------------------------------
                      Eugene D. Jones
                         Director


          By                 *                               March 23, 1994
            ------------------------------------------------
                     Larry L. Pflieger
                         Director


          By                 *                               March 23, 1994
            ------------------------------------------------
                   G. Jackson Ratcliffe
                         Director


          By                 *                               March 23, 1994
            ------------------------------------------------
                     John A. Urquhart
                         Director


          *By       /s/Janet M. Hansen
             ------------------------------------------------
                      Janet M. Hansen
                     Attorney-in-fact

                      INDEX TO ADDITIONAL FINANCIAL INFORMATION
                      -----------------------------------------


             The consolidated financial statements, together with the report of Price Waterhouse thereon, dated January 31, 1994, appearing on Pages 24 - 45 of the accompanying 1993 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7 and 8, the 1993 Annual Report to Shareholders is not to be deemed filed as part of this report. The following financial information should be read in conjunction with the consolidated financial statements in such 1993 Annual Report to Shareholders. Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.




                           ADDITIONAL FINANCIAL INFORMATION
                           --------------------------------

                                                                    Page
                                                                    ----


          Property, plant and equipment (Schedule V)
            for the years 1993, 1992 and 1991                        F-3

          Accumulated depreciation, depletion and
            amortization of property, plant and
            equipment (Schedule VI) for the years
            1993, 1992 and 1991                                      F-4

          Supplementary income statement information
            (Schedule X) for the years 1993, 1992 and 1991           F-5

                         REPORT OF INDEPENDENT ACCOUNTANTS ON
                         ------------------------------------
                            FINANCIAL STATEMENT SCHEDULES
                            -----------------------------


          To the Board of Directors of Aquarion Company

          Our audits of the consolidated financial statements referred to in our report dated January 31, 1994 appearing on Page 42 of the 1993 Annual Report to Shareholders of Aquarion Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


          /s/Price Waterhouse
          ---------------------
          Price Waterhouse



          Stamford, Connecticut
          January 31, 1994

                                         F-3

                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                       Balance at                             Other      Balance
                                       Beginning    Additions                changes     at end
                                       of period     at cost   Retirements add(deduct) of period
                                       ----------    -------   ----------- ----------- ---------
      Description
      (In thousands)
      --------------

      1993:
      ----

        Organization  . . . . . . . .   $    185    $   -        $    -        $  -     $    185
        Source of supply  . . . . . .     25,261     1,501            -           -       26,762
        Pumping . . . . . . . . . . .     11,696     1,699            -           -       13,395
        Water treatment . . . . . . .     30,905    22,046 (2)        -           -       52,951
        Transmission & distribution      199,539     7,505 (1)      179           -      206,865
        General plant . . . . . . . .     28,795     2,061          770           -       30,086
        Construction work in progress     23,193   (17,927)(2)        -           -        5,266
        Utility plant held for future
        use . . . . . . . . . . . . .        471         -            -           -          471

        Nonutility  . . . . . . . . .     31,714      1,809       1,940(4)                31,583
                                        --------    -------      ------           -     --------
           Total  . . . . . . . . . .   $351,759    $18,694      $2,889        $  0     $367,564
                                         =======     ======       =====          ==      =======
      1992:
        Organization  . . . . . . . .   $    185    $     -      $    -        $  -     $    185
        Source of supply  . . . . . .     24,628        558           2          77       25,261
        Pumping . . . . . . . . . . .     11,598         98           -           -       11,696
        Water treatment . . . . . . .     30,817         88           -           -       30,905
        Transmission & distribution      195,173      4,632(1)      230         (36)(3)  199,539
        General plant . . . . . . . .     25,981      3,444         627          (3)      28,795
        Construction work in progress      9,637     13,556(2)        -           -       23,193
        Utility plant held for future
        use . . . . . . . . . . . . .        471          -           -           -          471

        Nonutility  . . . . . . . . .     28,647      3,010          62         119       31,714
                                        --------    -------      ------        ----     --------
           Total  . . . . . . . . . .   $327,137    $25,386      $  921        $157     $351,759
                                         =======     ======         ===         ===      =======

      1991:
        Organization  . . . . . . . .   $    185    $     -      $    -        $  -     $    185
        Source of supply  . . . . . .     24,508        120           -           -       24,628
        Pumping . . . . . . . . . . .     11,305        303          30          20       11,598
        Water treatment . . . . . . .     30,574        243           -           -       30,817
        Transmission and distribution    189,854      5,759(1)      440           -      195,173
        General plant . . . . . . . .     23,583      3,022         611         (13)      25,981
        Construction work in progress      4,778      4,859(2)        -           -        9,637
        Utility plant held for future
        use . . . . . . . . . . . . .        487          -          16           -          471

        Nonutility  . . . . . . . . .     25,295      3,546         207          13       28,647
                                        --------   --------      ------        ----     --------
           Total                        $310,569    $17,852      $1,304        $ 20     $327,137
                                         =======     ======       =====          ==      =======

- -----------

(1) The change in transmission and distribution is due to normal plant expansion.
(2) Primarily related to filtration facilities.
(3) Contribution in aid of construction from Stamford Water Company in conjunction with the Southwest regional pipeline.
(4) Includes the gross plant from laboratory sales.


                                            F-4

                   SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                       AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT



                                Balance at                                       Balance
                                 Beginning                             Other      at end
                                    of       Additions                changes   of period
                                  period      at cost   Retirements add(deduct)  at cost
                                  -------     -------   ----------- ----------- ---------
Description
(In thousands)
- --------------


1993:
- ----
 Source of supply   . . . . . .  $  8,568    $   352       $    3      $  -     $  8,917
 Pumping  . . . . . . . . . . .     5,236        393            -         -        5,629
 Water treatment  . . . . . . .     8,242      1,182            -         -        9,424

 Transmission and distribution     60,118      3,829          241         -       63,706
 General  . . . . . . . . . .      10,790      2,284          632         -       12,442
 Nonutility   . . . . . . . . .    15,656      2,587        1,170         -       17,073
                                 --------    -------       ------       ---       ------

    Total   . . . . . . . . . .  $108,610    $10,627       $2,046       $ 0     $117,191
                                  =======     ======        =====        ==      =======
1992:
- ----
 Source of supply   . . . . . .  $  8,222    $   346       $    -     $   -     $  8,568

 Pumping  . . . . . . . . . . .     4,844        392            -         -        5,236
 Water treatment  . . . . . . .     7,379        863            -         -        8,242
 Transmission and distribution     56,610      3,716          281        73(1)    60,118
 General  . . . . . . . . . .       9,715      1,655          627        47       10,790

 Nonutility   . . . . . . . . .    12,956      2,548           50       202(2)    15,656
                                 --------    -------       ------     -----     --------
    Total   . . . . . . . . . .  $ 99,726    $ 9,520       $  958      $322     $108,610
                                   ======      =====          ===       ===      =======
1991:
- ----

 Source of supply   . . . . . .  $  7,882    $   340       $    -      $  -     $  8,222
 Pumping  . . . . . . . . . . .     4,522        384           62         -        4,844
 Water treatment  . . . . . . .     6,506        873            -         -        7,379

 Transmission and distribution     53,470      3,631          500         9       56,610
 General  . . . . . . . . . . .     8,827      1,421          573        40        9,715
 Nonutility   . . . . . . . . .    10,876      2,243(2)       185        22       12,956
                                 --------     ------       ------      ----     --------
                                 $ 92,083    $ 8,892       $1,320      $ 71     $ 99,726
    Total                          ======      =====        =====        ==       ======

- ---------------


(1)  Billings to State of Connecticut for relocation of facilities.
(2)  Accumulated depreciation from acquisitions.
(3)  Includes accumulated depreciation from laboratory sales.


                                    F-5

          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                            1993    1992   1991
                                            ----    ----   ----
(In thousands)

Maintenance and repairs . . . . . . . . .  $3,295 $3,279  $3,705
Depreciation  . . . . . . . . . . . . . .  10,623  9,520   8,892
Amortization  . . . . . . . . . . . . . .     965  1,030   1,413
Taxes other than payroll and income taxes:

 Property . . . . . . . . . . . . . . . .   6,585  6,601   6,198
 Gross earnings and franchise taxes . . .   3,658  3,309   3,319

_________
 Other "Supplementary Income Statement Information" that otherwise would be required has been omitted since the amounts were less than 1% of total consolidated revenues during each of the above years.


                               EXHIBIT 22(a)
                               -------------

                       Subsidiaries of the Registrant
                       ------------------------------


Bridgeport Hydraulic Company, incorporated in the State of Connecticut

Stamford Water Company, incorporated in the State of Connecticut

Main Street South Corporation, incorporated in the State of Connecticut

Timco, Inc., incorporated in the State of Connecticut

Hydrocorp, Inc., incorporated in the State of Delaware

Industrial and Environmental Analysts, Inc., incorporated in the State of Vermont

Industrial and Environmental Analysts, Inc. - Massachusetts, incorporated in the State of Massachusetts

Industrial and Environmental Analysts, Inc. - New Jersey, incorporated in the State of Delaware

Industrial and Environmental Analysts, Inc. - Illinois, incorporated in the
  State of Delaware

Industrial and Environmental Analysts, Inc. - Florida,incorporated in the
  State of Florida

SRK Holding, Inc., incorporated in the State of Connecticut

THC Acquisition Corp., incorporated in the State of Delaware

YWC, Inc., incorporated in the State of Connecticut

Aquarion Management Services, Inc., incorporated in the State of Delaware

                               EXHIBIT 24(a)
                               -------------

                     Consent of Independent Accountants
                     ----------------------------------



  The Consent of Independent Accountants for Aquarion Company is contained in the Report of Independent Accountants on page F-2 of this Form 10-K.