Form 10-Q
period 1994-03-31
AQUARION CO
filed 1994-05-10
CIK 49423

Form 10-Q

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


     (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended        March 31, 1994
                                                  ----------------------
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ___________

                    Commission File Number        1-8060
                                              --------------

                                  AQUARION COMPANY
               -----------------------------------------------------
              (Exact name of registrant as specified in its charter)

       Delaware                                06-0852232
- -------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

     835 Main Street, Bridgeport, Connecticut          06601
     ----------------------------------------       ----------
     (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:  (203) 335-2333
                                                          --------------

- ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X   No
                                 ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 29, 1994:

            Common Stock
   No Par Value (Stated Value: $1)                  6,513,005
   -------------------------------           ------------------------
               Class                             Number of Shares

                     PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements
        ---------------------------------


                     AQUARION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                 UNAUDITED

                                       Three Months Ended
                                           March 31,
                                     ----------------------

                                       1994          1993
                                       ----          ----
                                     (In thousands, except
                                          share data)
Operating revenues                    $25,850        $24,687
                                       ------         ------
 Costs and expenses:

      Operating                         9,397          9,379
      General and administrative        4,100          4,206
      Depreciation                      2,982          2,497
      Interest expense                  2,144          2,350
      Taxes other than income           3,140          2,965
      taxes                            ------         ------

 Total costs and expenses              21,763         21,397
                                       ------         ------

                                        4,087          3,290
 Allowance for funds used during
 construction                              86            184
                                       ------         ------

 Income before income taxes             4,173          3,474
 Income taxes                           1,599          1,312
                                       ------         ------

      Net income                      $ 2,574        $ 2,162
                                       ======         ======

      Per share                      $   0.40       $   0.36
                                        =====          =====

 Weighted average common shares
  outstanding                       6,485,996      5,963,076
                                    =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                      AQUARION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 UNAUDITED

                                       Three Months Ended
                                           March 31,
                                       ------------------

 RETAINED EARNINGS                     1994          1993
                                       ----          ----
                                     (In thousands, except
                                          share data)

 Beginning of period                  $15,015        $14,327
 Net income                             2,574          2,162
                                       ------         ------

                                       17,589         16,489

 Deduct:   Cash dividends declared
           on common stock, $405 per
           share per quarter in 1994
           and 1993                     2,666          2,428
                                       ------         ------

 End of period                        $14,923        $14,061
                                       ======         ======


The accompanying notes are an integral part of these consolidated financial statements.


                      AQUARION COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                 UNAUDITED

                                    March 31,     December 31,
ASSETS                                 1994           1993
                                     --------         -----
                                          (In thousands)

 Property, plant and equipment       $369,964          $367,564

 Less: accumulated depreciation       120,154           117,191
                                     --------          --------

       Net property, plant and
        equipment                     249,810           250,373
                                     --------          --------

 Current assets:

  Cash and cash equivalents               586                90
                                     --------          --------
 Accounts receivable:

      Customers                        14,584            14,422

      Miscellaneous                     1,977             2,439
                                     --------          --------
                                       16,561            16,861

  Less: allowance for doubtful
   accounts                             3,149             2,935
                                     --------          --------

                                       13,412            13,926

 Accrued revenues                       9,084             8,995
 Inventories                            2,914             2,885
 Prepaid expenses                       8,055             6,698
                                     --------          --------
      Total current assets             34,051            32,594
                                     --------          --------

 Goodwill                              10,592            10,709

 Recoverable income taxes              46,377            46,377
 Other assets                          23,533            22,819
                                     --------          --------

                                     $364,363          $362,872
                                      =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                      AQUARION COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                 UNAUDITED

 LIABILITIES AND                    March 31,     December 31,
 SHAREHOLDERS' EQUITY                  1994           1993
                                     --------     ------------
                                  (In thousands, except share data)
 Shareholders' equity:
 Preferred stock, no par value,
      authorized 2,500,000 shares
      not to exceed aggregate
      value of $25,000,000,
      issuable in series-none
      issued                         $      -          $      -

 Common stock, stated value: $1
      Authorized-16,000,000 shares
      Issued-6,582,425 shares in
      1994 and 6,564,533 shares in
      1993                              6,582             6,565
 Capital in excess of stated value     91,831            91,441
 Retained Earnings                     14,923            15,015
                                     --------          --------
                                      113,336           113,021

 Less: cost of treasury stock,
       86,311 shares in 1994 and
       92,291 shares in 1993            2,368             2,540
                                     --------          --------
       Total shareholders' equity     110,968           110,481
                                     --------          --------
 Redeemable preferred stock of
  subsidiaries                            375               375

  Long-term debt and other
   obligations                        115,490           115,591
                                     --------          --------
 Current liabilities:

 Short-term borrowings, unsecured       7,300             5,500
 Current maturities of long-term
  debt                                     56                62
 Accounts payable and accrued
  liabilities                           9,076            10,790
 Dividends payable                      2,666             2,621
 Accrued interest                       2,182             2,240
 Taxes other than income taxes          1,356             1,354
 Income taxes                           1,409               976
                                     --------          --------
                                       24,045            23,543
      Total current liabilities

 Advances for construction             22,456            22,593

 Contributions in aid of
     construction                      21,088            20,883

 Recoverable income taxes               6,123             6,123

 Deferred taxes                        63,818            63,283
                                     --------          --------
                                     $364,363          $362,872
                                     ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                 AQUARION COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             UNAUDITED

                                                  Three months ended March 31,
                                                  ----------------------------
                                                         1994          1993
                                                         ----          ----
                                                           (In thousands)

 Cash flows from operating activities:
    Net income                                          $2,574        $2,162
 Adjustments reconciling net income to net cash
      provided by operating activities:

    Depreciation and amortization                        3,217         2,756
    Allowance for funds used during construction           (86)         (184)
    Provision for losses on accounts receivable            299           285
    Deferred and prepaid income taxes net                  289           275
    Proceeds from sale of surplus land,
     net of gains                                          215           219
Change in assets and liabilities (NOTE 3)               (3,038)       (2,664)
                                                        ------        ------
       Net cash provided by operating activities         3,470         2,849
                                                        ------        ------
 Cash flows from investing activities:
    Capital additions, excluding an allowance
      for funds used during construction                (2,339)       (4,461)
    Advances and contributions in aid of
      construction, net of refunds                          68            68
    Other investing activities                            (270)            9
                                                        ------        ------
      Net cash used in investing activities             (2,541)       (4,384)
                                                        ------        ------
 Cash flows from financing activities:
    Net proceeds from short-term borrowings              1,800         4,700
    Proceeds from the issuance of common stock, net        407           300
    Principal payments on long-term debt                   (19)       (1,125)
    Common dividends paid                               (2,621)       (2,410)
                                                         ------        ------
       Net cash (used in) provided by
        financing activities                              (433)        1,465
                                                        ------        ------
 Net increase (decrease) in cash and cash equivalents      496           (70)
 Cash and cash equivalents, beginning of                    90           319
 period                                                 ------        ------
                                                          $586          $249
 Cash and cash equivalents, end of period               ======         =====


The accompanying notes are an integral part of these consolidated financial statements.

                               AQUARION COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 UNAUDITED


    Aquarion Company (Aquarion) is a holding company whose subsidiaries are engaged both in the regulated utility business of public water supply and in various nonutility businesses. Aquarion's utility subsidiary, Bridgeport Hydraulic Company (BHC) and BHC's subsidiary, Stamford Water Company (SWC), (collectively, the Utilities) collect, treat and distribute water for residential, commercial and industrial customers, to other utilities for resale and for private and municipal fire protection. The Utilities provide water to customers in 22 communities with a population of approximately 492,000 people in Fairfield, New Haven, and Litchfield Counties in Connecticut, including communities served by other utilities to which BHC makes water available on a wholesale basis for back-up supply or peak demand purposes through BHC's Southwest Regional Pipeline. BHC is the largest investor-owned water company in Connecticut and, with its SWC subsidiary, is among the ten largest investor-owned water companies in the nation. The Utilities are regulated by several Connecticut agencies, including the Connecticut Department of Public Utility Control (DPUC). Aquarion and its subsidiaries (collectively, the Company) are also engaged in various nonutility activities. The Company conducts an environmental testing laboratory business through its Industrial and Environmental Analysts, Inc. group of laboratories which analyze contaminants in hazardous waste, soil and water (IEA). Additionally, the Company is engaged in various utility management service businesses through Hydrocorp, Inc. (Hydrocorp) and Aquarion Management Services, Inc. (AMS), owns a forest products and electricity cogeneration business through Timco, Inc. (Timco) and owns a real estate subsidiary, Main Street South Corporation
(MSSC).


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

    The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and as applied in the case of rate-regulated public utilities, comply with the Uniform System of Accounts and rate making practices prescribed by the DPUC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the calendar year. Water consumption is less in the first quarter of the year than during the warmer months. The laboratory testing business is seasonal as well with traditionally lower first quarter revenues. Other factors affecting the comparability of various accounting periods include the timing of rate increases granted the Utilities and the timing and magnitude of property sales. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - INVENTORIES
- --------------------

Inventories were comprised of the following (in thousands):

                                              March 31,          December 31,
                                                1994                1993
                                              ---------        -------------
                                                      (Unaudited)

  Lumber and logs                               $1,617             $1,314
  Materials and supplies                         1,297              1,571
                                                                   ------
                                                ------
                                                $2,914             $2,885
                                                ======             ======

NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------

    Changes in assets and liabilities for the three month period ended March 31, are set forth below (in thousands):

                                               1994           1993
                                               ----           ----
                                                   (Unaudited)


     Decrease in accounts receivable         $   176      $    904
     Increase in inventory                       (29)          (73)
     Increase in prepayments                  (1,357)         (434)
     Decrease in accounts payable and         (1,713)       (2,551)
     accrued liabilities
     Increase (decrease) in interest and         378        (1,098)
     taxes payable
     Net changes in other noncurrent            (493)          588
     balance sheet items                      ------        ------
                                             $(3,038)      $(2,664)
                                              ======        ======

     Supplemental cash flow information:
       Cash paid for:
            Interest                          $2,339        $2,680
            Income taxes                      $  685        $  380


NOTE 4 - SALE OF SURPLUS LAND
- -----------------------------

    For the first three months of 1994, the Company sold approximately four and one-half acres of surplus land in three separate transactions for a total of $325,000. Total gains approximated $110,000, or $.02 per share.

NOTE 5 - EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS
- ----------------------------------------------------------

    On January 1, 1994, the Company was required to adopt Financial Accounting Standards Board (FASB) Statement No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). This statement requires that employers accrue the cost of providing future benefits to former or inactive employees after employment but before retirement. Such benefits are to be recognized over the employees' years of service or at the date giving rise to such benefits. Adoption of SFAS 112 has no impact on the financial position or results of operations of the Company.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
Condition and Results of Operations
- -----------------------------------

    Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Aquarion's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K) should be read in conjunction with the comments below.

Capital Resources and Liquidity
- -------------------------------

   Capital Expenditures
   --------------------

    The Company invested $2,339,000 in property, plant and equipment in the first three months of 1994, compared with $4,461,000 for the same 1993 period. The Utilities accounted for approximately $1,915,000 of plant additions during the current three month period, including $364,000 expended on SDWA mandated filtration facilities, with the balance being invested primarily in the Company's environmental testing laboratories and forest products and electricity cogeneration operations. Management estimates that capital expenditures will total $36,500,000 in 1994, of which approximately $34,200,000 will be for water utility construction programs. Nonutility capital expenditures will approximate $2,300,000 in 1994, primarily for laboratory equipment at IEA.

   Financing Activities
   --------------------

    Due to the magnitude of the Company's construction programs and the capital-intensive nature of the public water supply business, financing has been provided from both internal and external sources.
Historically, the Company's ability to finance its capital expenditures has depended substantially on rate relief. Effective August 1, 1993, the DPUC awarded BHC a 21 percent water service rate increase designed to provide a $10,400,000 annual increase in revenues and an 11.6 percent return on common equity. There is no certainty that the rate increase will produce the intended level of revenues or the allowed return on equity.

    The percentage of capital expenditures financed by net cash from operating activities was 100 percent and 64 percent for the three months ended March 31, 1994 and 1993, respectively. (See "Consolidated
Financial Statements of Cash Flows.") The remainder has been provided from external financing sources.

    Funds from external sources historically have been borrowed on a short-term basis and periodically refinanced through long-term debt or equity issues. In May 1993, the Company entered into unsecured revolving credit agreements with five banks to provide $50,000,000 ($10,000,000 with each bank) of short-term credit availability on a committed basis. At
March 31, 1994, $7,300,000 of short-term borrowings under the agreements was outstanding.

    On June 29, 1993, the Company completed a common stock offering of 460,000 shares at $25.875 per share. The proceeds of the issue, after all expenses, amounted to $11,200,500. In addition, BHC issued a 5.6 percent, $10,000,000 unsecured note under a tax-exempt financing with the Connecticut Development Authority. Proceeds from both transactions were used to reduce short-term borrowings which had been incurred in connection with the construction of BHC's Easton Lake Reservoir Water Treatment Plant.

     The Company obtained additional funds of $407,000 through its Dividend Reinvestment and Common Stock Purchase Plan (the Plan) and $68,000 from advances and contributions in aid of construction from developers and customers in the first three months of 1994. During April, 1994, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission to enhance the plan and include an additional 750,000 shares.

   Future Financing Requirements
   -----------------------------

    The Company's ability to finance future utility construction programs depends substantially on rate relief. Rate relief has an impact on cash flow from operating activities and consequently affects the Company's ability to obtain external financing, since sufficient operating cash flows are necessary to maintain certain debt coverage ratios to allow for the issuance of additional debt securities. Additionally, rate relief will have an impact on the Company's ability to generate sufficient cash flows to provide a reasonable return in the form of dividends to Aquarion's stockholders. In light of the Company's substantial need for additional funds, the Company will need additional debt and equity capital to finance future utility construction. The type, amount and timing of new financings will be based on the Company's general financial policies regarding capitalization, as well as on market conditions and other economic factors.

Results of Operations for the three months
- ------------------------------------------
ended March 31, 1994 and 1993
- -----------------------------

    Net income for the three months ended March 31, 1994 was $2,574,000 compared with $2,162,000 for the same 1993 period.

    Operating results during the first three months of 1994 reflect the impact of continued effective cost control, combined with higher water rates for BHC due to a 21 percent rate increase, effective August 1, 1993. Reflecting a common stock offering of 460,000 shares in June 1993, per share amounts were based on weighted average shares outstanding of 6,485,996 in the 1994 first quarter versus 5,963,076 for the same 1993 period.

    Operating revenues for the first three months of 1994 increased $1,163,000 from the comparable 1993 period. Revenues from the Utilities increased $1,929,000. The increase was principally due to a 21 percent water service rate increase which became effective August 1, 1993. Revenues from the Laboratories decreased $578,000, reflecting the impact of the sale of the Air Services Division in the fourth quarter of 1993 as part of a previously announced restructuring plan. The harsh winter weather in the East, which hampered sampling efforts during 1994 and continued competitive pricing also contributed to the decline in revenues for the Laboratories. Forest Products experienced a decrease in revenues of $97,000, also due to the harsh winter weather. Revenues from property sales and utility management services businesses account for the remainder of the variance.

     Operating expenses for the first three-months of 1994 increased $18,000 from the comparable 1993 period. Operating expenses at the Utilities increased approximately $523,000. The increase was principally due to higher costs associated with the operation of BHC's Easton Lake Reservoir Water Treatment Plant, which was placed in service in June 1993. In addition, higher costs were incurred due to the harsh weather in 1994 for main repairs, service line repairs and snow removal. The Laboratories experienced a decrease in operating expenses of $524,000 primarily due to costs associated with the Air Services Division, which was sold in the fourth quarter of 1993. Operating expenses from property sales, Forest Products, and utility management service businesses account for the remainder of the variance.

     General and administrative expenses for the first three months of 1994 decreased $106,000 from the comparable 1993 period. Expenses from the Utilities decreased $169,000 primarily due to lower costs associated with workers compensation insurance, outside services and miscellaneous expenses partially offset by higher costs associated with BHC's adoption of FASB Statement No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions". Minor increases in expenses at the Laboratories and Corporate partially offset by minor decreases in expenses at the Forest Products and Real Estate subsidiaries account for the remainder of the variance.

    Depreciation expense for the first three months of 1994 was $485,000 higher than the 1993 comparable period. This increase is primarily attributable to the addition of BHC's Easton Lake Reservoir Water Treatment Plant, which was placed in service in June 1993, a higher composite annual depreciation rate for BHC effective August 1, 1993 and routine plant additions by both the Utilities and the Laboratories.

    Interest expense for the first three months of 1994 was $206,000 lower than the 1993 comparable period. Lower outstanding average total debt coupled with lower long-term borrowing rates due to the debt refinancing in 1993 principally account for this variance.

    Taxes other than income taxes for the first three months of 1994 increased $175,000 over the comparable 1993 period. Increased payroll and gross earnings taxes of $133,000, as well as higher property taxes of $42,000 attributable to a higher property base in 1994, account for the variance.

    Income taxes for the three months of 1994 were $287,000 higher than the comparable 1993 period primarily due to higher taxable income in 1994.

                      PART II. OTHER INFORMATION
                      --------------------------


ITEM 1. - LEGAL PROCEEDINGS
- ---------------------------

    All legal proceedings have previously been reported on the Annual Report on Form 10-K in Part I, Item 3 for the year ended December 31, 1993.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

    At the Annual Meeting of shareholders of the Company held on April 26, 1994, four directors were elected to a three-year term. The shareholders elected George W. Edwards, Jr. with 5,385,079 affirmative votes cast and 74,189 withheld, Eugene D. Jones with 5,380,723 affirmative votes cast and 78,545 withheld, G. Jackson Ratcliffe with 5,402,961 affirmative votes cast and 56,307 withheld and William S. Warner with 5,398,512 affirmative votes cast and 60,756 withheld.

    Shareholders also approved a stock incentive plan for officers and key employees with 3,224,384 affirmative votes cast, 826,219 negative votes, 182,008 abstentions and 1,226,657 broker nonvotes. A directors' deferred compensation plan was also approved by shareholders with 4,766,843 affirmative votes cast, 522,970 negative votes, 167,281 abstentions and 2,174 broker nonvotes.

    In addition, the shareholders ratified the selection of Price Waterhouse as independent accountants for 1994 with 5,387,213 affirmative votes cast, 28,180 negative votes and 43,875 abstentions.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  The Company has nothing to report for this item.

          (b) The Company did not file a report on Form 8-K for the three months ended March 31, 1994.

                              SIGNATURE
                              ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AQUARION COMPANY



Date: May 10, 1994                       By      /s/JANET M. HANSEN
      ------------                           ----------------------------
                                                    Janet M. Hansen
                                                 Senior Vice President,
                                              Chief Financial Officer and
                                                        Treasurer