Form 10-Q
period 1994-06-30
AQUARION CO
filed 1994-08-11
CIK 49423

Form 10-Q

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended        June 30, 1994
                                                  ----------------------
                                     OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the transition period from ____________ to ___________

                    Commission File Number        1-8060
                                                ----------

                                  AQUARION COMPANY
                    ------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

       Delaware                                06-0852232
- - -------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

     835 Main Street, Bridgeport, Connecticut          06601
     ----------------------------------------       ----------
     (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:  (203) 335-2333
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

                              Yes X   No
                                 ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 22, 1994:

           Common Stock
   No Par Value (Stated Value: $1)                  6,521,069
   -------------------------------           ------------------------
             Class                               Number of Shares

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements


                                       AQUARION COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                   UNAUDITED
                                                      Quarter Ended June 30,            Six Months Ended June 30,

                                                       1994             1993             1994              1993
                                                      -------          -------          -------           -------
                                                                (In thousands, except share data)

 Operating revenue                                    $29,619          $26,189          $55,469           $50,876
                                                      -------          -------          -------           -------
 Costs and expenses:

    Operating                                          11,013            9,984           20,410            19,363

    General and administrative                          4,622            4,210            8,722             8,416

    Depreciation                                        2,980            2,495            5,962             4,992

    Interest expense                                    2,029            2,417            4,173             4,767

    Taxes other than income taxes                       3,136            2,956            6,276             5,921
                                                       ------           ------           ------            ------
 Total costs and expenses                              23,780           22,062           45,543            43,459
                                                       ------           ------           ------            ------
                                                        5,839            4,127            9,926             7,417
 Allowance for funds used during
   construction                                           104              201              190               385
                                                       ------           ------           ------            ------
 Income before income taxes                             5,943            4,328           10,116             7,802

 Income taxes                                           2,371            1,634            3,970             2,946
                                                       ------           ------           ------            ------
    Net Income                                        $ 3,572          $ 2,694          $ 6,146           $ 4,856
                                                      =======          =======          =======           =======

    Per share                                         $  0.55          $  0.44          $  0.95           $  0.81
                                                      =======          =======          =======           =======
 Weighted average common shares
   outstanding                                      6,509,710        6,015,668        6,497,919         5,989,517
                                                    =========        =========        =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                                      AQUARION COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                  UNAUDITED
                                                             Quarter Ended June 30,            Six Months Ended June 30,
                                                            --------------------------         -------------------------
RETAINED EARNINGS                                            1994              1993             1994              1993
                                                            ------            ------           ------            ------
                                                                    (In thousands, except share data)

Beginning of period                                         $14,923          $14,061          $15,015          $14,327

Net income                                                    3,572            2,694            6,146            4,856
                                                            -------          -------          -------          -------
                                                             18,495           16,755           21,161           19,183
Deduct:  Cash dividends declared on
         common stock, $.405 per share
         per quarter in 1994 and 1993                         2,606            2,622            5,272            5,050
                                                            -------          -------          -------          -------

End of period                                               $15,889          $14,133          $15,889          $14,133
                                                            =======          =======          =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                                       AQUARION COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                  UNAUDITED
                                             June 30,                December 31,
ASSETS                                        1994                     1993
                                             --------                -----------
                                                      (In thousands)

 Property, plant and equipment               $374,893                $367,564

 Less: accumulated depreciation               123,116                 117,191
                                             --------                --------
    Net property, plant and equipment         251,777                 250,373
                                             --------                --------


 Current assets:

 Cash and cash equivalents                       610                      90
                                             -------                 -------
 Accounts receivable:

     Customers                                15,761                  14,422

     Miscellaneous                             1,922                   2,439
                                             -------                 -------
                                              17,683                  16,861

 Less: allowance for doubtful accounts         3,511                   2,935
                                             -------                 -------
                                              14,172                  13,926

 Accrued revenues                             10,341                   8,995

 Inventories (NOTE 2)                          2,517                   2,885

 Prepaid expenses                              7,084                   6,698
                                             -------                 -------
     Total current assets                     34,724                  32,594
                                             -------                 -------

 Goodwill                                     10,490                  10,709

 Recoverable income taxes                     46,377                  46,377

 Other assets                                 24,387                  22,819
                                            --------                --------
                                            $367,755                $362,872
                                            ========                ========

The accompanying notes are an integral part of these consolidated financial statements.


                                         AQUARION COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                    UNAUDITED

 LIABILITIES AND                                      June 30,               December 31,
 SHAREHOLDERS' EQUITY                                   1994                     1993
                                                     ---------               ------------
                                                      (In thousands, except share data)
 Shareholders' equity:

 Preferred stock, no par value, authorized 2,500,000
     shares not to exceed aggregate value of
     $25,000,000, issuable in series-none issued    $      -               $     -

 Common stock, stated value: $1
     Authorized-16,000,000 shares
     Issued-6,607,380 shares in 1994 and
     6,564,533 shares in 1993                          6,607                 6,565

 Capital in excess of stated value                    92,374                91,441

 Retained earnings                                    15,889                15,015
                                                    --------               -------
                                                     114,870               113,021

 Less: cost of treasury stock, 86,311 shares in 1994
       and 92,291 shared in 1993                       2,368                 2,540
                                                    --------               -------
    Total shareholders' equity                       112,502               110,481
                                                    --------               -------
 Redeemable prefered stock of subsidiaries               375                   375
                                                    --------               -------
 Long-term debt and other obligations                115,504               115,591
                                                    --------               -------
 Current liabilities:

 Short-term borrowings, unsecured                      6,200                 5,500
 Current maturities of long-term debt                     70                    62
 Accounts payable and accrued liabilities             10,750                10,790
 Dividends payable                                     2,641                 2,621
 Accrued interest                                      2,072                 2,240
 Taxes other than income taxes                         1,446                 1,354
 Income taxes                                          1,090                   976
                                                    --------              --------
   Total current liabilities                          24,269                23,543
                                                    --------              --------
 Advances for construction                            22,463                22,593

 Contributions in aid of construction                 21,512                20,883

 Recoverable income taxes                              6,123                 6,123

 Deferred taxes                                       65,007                63,283
                                                    --------             ---------
                                                    $367,755              $362,872
                                                    ========              ========

The accompanying notes are an integral part of these consolidated financial statements.


                                       AQUARION COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  UNAUDITED

                                                                                     Six months ended June 30,
                                                                                     -------------------------
                                                                                     1994                 1993
                                                                                    ------               ------
                                                                                          (In thousands)
 Cash flows from operating activities:
     Net income                                                                      $6,146               $4,856
 Adjustments reconciling net income to net cash
   provided by operating activities:

     Depreciation and amortization                                                    6,428                5,468
     Allowance for funds used during construction                                      (190)                (385)
     Provision for losses on accounts receivable                                        609                  586
     Deferred and prepaid income taxes, net                                           1,240                  583
     Proceeds from sale of surplus land, net of gains                                 1,063                  288
Change in assets and  liabilities (NOTE 3)                                           (4,633)              (2,557)
                                                                                   --------              -------
      Net cash provided by operating activities                                      10,663                8,839
                                                                                   --------              -------

 Cash flows from investing activities:
     Capital additions, excluding an allowance
       for funds used during construction                                            (7,165)              (9,581)
     Advances and contributions in aid of
       construction, net of refunds                                                     499                  379
     Other investing activities                                                         137                  184
                                                                                   --------              -------
       Net cash used in investing activities                                         (6,529)              (9,018)
                                                                                   --------              -------
 Cash flows from financing activities:
     Net proceeds from short-term borrowings                                            700              (13,800)
     Proceeds from the issuance of common stock, net                                    975               11,939
     Proceeds from the issuance of long-term debt                                         -               10,000
     Principal payments on long-term debt                                               (36)              (3,416)
     Common dividends paid                                                           (5,253)              (4,838)
                                                                                   --------              -------
     Net cash used in investing activities                                           (3,614)                (115)
                                                                                   --------              -------
 Net increase (decrease) in cash and cash equivalents                                   520                 (294)

 Cash and cash equivalents, beginning of period                                          90                  319
                                                                                   --------              -------
 Cash and cash equivalents, end of period                                              $610                  $25
                                                                                   ========              =======

The accompanying notes are an integral part of these consolidated financial statements.


                         AQUARION COMPANY
                         ----------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------
                            UNAUDITED
                            ---------

     Aquarion Company (Aquarion) is a holding company whose subsidiaries are engaged both in the regulated utility business of public water supply and in various nonutility businesses. Aquarion's utility subsidiary, Bridgeport Hydraulic Company (BHC) and BHC's subsidiary, Stamford Water Company (SWC), (collectively, the Utilities) collect, treat and distribute water for residential, commercial and industrial customers, to other utilities for resale and for private and municipal fire protection. The Utilities provide water to customers in 22 communities with a population of approximately 492,000 people in Fairfield, New Haven, and Litchfield Counties in Connecticut, including communities served by other utilities to which BHC makes water available on a wholesale basis for back-up supply or peak demand purposes through BHC's Southwest Regional Pipeline. BHC is the largest investor-owned water company in Connecticut and, with its SWC subsidiary, is among the ten largest investor-owned water companies in the nation. The Utilities are regulated by several Connecticut agencies, including the Connecticut Department of Public Utility Control (DPUC). Aquarion and its subsidiaries (collectively, the Company) are also engaged in various nonutility activities. The Company conducts an environmental testing laboratory business through its Industrial and Environmental Analysts, Inc. group of laboratories which analyze contaminants in hazardous waste, soil, air and water
(IEA). Additionally, the Company is engaged in various utility management service businesses through Hydrocorp, Inc. (Hydrocorp) and Aquarion Management Services, Inc. (AMS), owns a forest products and electricity cogeneration business through Timco, Inc. (Timco) and owns a real estate subsidiary, Main Street South Corporation (MSSC).


NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

     The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and as applied in the case of rate-regulated public utilities, comply with the Uniform System of Accounts and rate making practices prescribed by the DPUC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the calendar year. Water consumption is less in the first quarter of the year than during the warmer months. The laboratory testing business is seasonal as well with traditionally lower first quarter revenues. Other factors affecting the comparability of various accounting periods include the timing of rate increases granted the Utilities and the timing and magnitude of property sales. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - INVENTORIES
- - --------------------

Inventories were comprised of the following (in thousands):

                                        June 30,      December 31,
                                          1994            1993
                                        -------       ------------
                                              (Unaudited)

   Lumber and logs                        $1,405        $1,314
   Materials and supplies                  1,112         1,571
                                          ------        ------
                                          $2,517        $2,885
                                          ======        ======

NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF
- - ---------------------------------------------------------------
CASH FLOWS
- - ----------

     Changes in assets and liabilities for the six month period ended June 30, are set forth below (in thousands):

                                                         1994         1993
                                                        ------       ------
                                                              (Unaudited)
   (Increase) decrease in accounts
   receivable                                           $(2,123)   $    776
   Decrease in inventory                                    368         299
   Increase in prepayments                                 (386)       (667)
   Decrease in accounts payable and accrued liabilities     (39)     (2,003)
   Increase (decrease) in interest and taxes payable         39        (398)
   Net changes in other noncurrent balance sheet items   (2,492)        564
                                                        -------      ------
                                                        $(4,633)    $(2,557)
                                                         ======      ======
   Supplemental cash flow information:
     Cash paid for:
          Interest                                       $4,662      $4,905
          Income taxes                                   $3,030      $1,918

NOTE 4 - SALE OF SURPLUS LAND
- - -----------------------------

     During the first six months of 1994, the Company sold approximately 38 acres of surplus land for a total of $1,755,000. Sales include eight building lots at Waverly Woods in Shelton and four lots at Deer Run Estates in Weston. Total gains approximated $692,000 or $.11 per share. Under the terms of both subdivisions, the DPUC gave approval for approximately two-thirds of the net proceeds to be allocated to shareholders and the remaining one-third allocated to ratepayers through amortization into BHC's rate base over five years.

NOTE 5 - EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS
- - ----------------------------------------------------------

     On January 1, 1994, the Company was required to adopt Financial Accounting Standards Board (FASB) Statement No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). This statement requires that employers accrue the cost of providing future benefits to former or inactive employees after employment but before retirement. Such benefits are to be recognized over the employees' years of service or at the date giving rise to such benefits. Adoption of SFAS 112 has no
material  impact   on  the  financial  position   or  results  of
operations of the Company.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
Condition and Results of Operations
- - -----------------------------------

     Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Aquarion's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K) should be read in conjunction with the comments below.

Capital Resources and Liquidity
- - -------------------------------

   Capital Expenditures
   --------------------

     The  Company invested  $7,165,000  in  property,  plant  and equipment in the first six months of 1994, compared with $9,581,000 for the same 1993 period. The Utilities accounted for approximately $6,031,000 of plant additions during the current six month period, including $1,527,000 expended on SDWA mandated filtration facilities, with the balance being invested primarily in the Company's environmental testing laboratories and forest products and electricity cogeneration operations. Management estimates that capital expenditures will total $28,300,000 in 1994, of which approximately $26,000,000 will be for water utility construction programs. Nonutility capital expenditures will approximate $2,300,000 in 1994, primarily for laboratory equipment at IEA.

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

     The percentage of capital expenditures financed by net cash from operating activities was 100 percent and 92 percent for the six months ended June 30, 1994 and 1993, respectively. (See "Consolidated Financial Statements-Consolidated Statements of Cash Flows.") The remainder has been provided from external financing sources.

     Funds from external sources historically have been borrowed on a short-term basis and periodically refinanced through long-term debt or equity issues. On May 13, 1994, the Company renewed unsecured revolving credit agreements with five banks. These agreements, which are renewed annually, provide $50,000,000 ($10,000,000 with each bank) of short-term credit availability on a committed basis. At June 30, 1994, $6,200,000 of short-term borrowings under the agreements was outstanding.

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

     The Company obtained additional funds of $975,000 through its Dividend Reinvestment and Common Stock Purchase Plan (the
Plan) and $499,000 from advances and contributions in aid of construction from developers and customers in the first six months of 1994. During April, 1994, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission to enhance the plan and include an additional 750,000 shares.

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

Results of Operations for the six months
- - ----------------------------------------
ended June 30, 1994 and 1993
- - ----------------------------

     Net income for the six months ended June 30, 1994 was $6,146,000 compared with $4,856,000 for the same 1993 period.

     Operating  results  during  the  first six  months  of  1994 reflect the impact of higher water rates for BHC due to a 21 percent rate increase, effective August 1, 1993 and the increase in sales of surplus off-watershed land. Reflecting a common stock offering of 460,000 shares in June 1993, per share amounts were based on weighted average shares outstanding of 6,497,919 for the six months ended June 30, 1994 versus 5,989,517 for the same 1993 period.

     Operating revenues for the first six months of 1994 increased $4,593,000 from the comparable 1993 period. Revenues from the Utilities increased $3,501,000. This increase was principally due to a 21 percent water service rate increase which became effective August 1, 1993. Revenues from property sales increased by $1,210,000 due to the Company's continued commitment to sell surplus land. Forest products experienced an increase in revenues of $207,000 due to increased sales prices for lumber and higher cogeneration output. Revenues from the laboratories decreased $318,000 reflecting the impact of the sale of the Air Services Division in the fourth quarter of 1993 as part of a previously announced restructuring plan. The harsh winter weather in the East, which hampered sampling efforts during the first quarter of 1994 and continued competitive pricing also contributed to this decline. These decreases were partially offset by higher sampling receipts in the second quarter of 1994. The Utility management services business accounts for the remainder of the variance.

     Operating expenses for the first six months of 1994 increased $1,047,000 from the comparable 1993 period. Operating expenses at the Utilities increased approximately $841,000. This increase was principally due to higher costs associated with the operation of BHC's Easton Lake Reservoir Water Treatment Plant, which was placed in service in June 1993 and higher costs which were incurred due to the harsh weather in 1994 for main repairs, service line repairs and snow removal. Operating expenses from property sales increased by $576,000 due to the increased volume in the Land Sales program. The Laboratories experienced a decrease in operating expenses of $409,000 primarily due to costs associated with the Air Services Division, which was sold in the fourth quarter of 1993. Forest products and Utility management service businesses account for the remainder of the variance.

     General and administrative expenses for the first six months of 1994 increased $306,000 from the comparable 1993 period. Expenses from the Utilities increased $285,000 primarily due to higher costs associated with BHC's adoption of FASB Statement No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" partially offset by lower costs associated with workers compensation insurance, outside services and miscellaneous expenses. General and administrative expenses at the Laboratories, Forest products, Real Estate and Corporate account for the remainder of the variance.

     Depreciation expense for the first six months of 1994 was $970,000 higher than the 1993 comparable period. This increase is primarily attributable to the addition of BHC's Easton Lake Reservoir Water Treatment Plant, which was placed in service in June 1993, a higher composite annual depreciation rate for BHC effective August 1, 1993 and routine plant additions by both the Utilities and the Laboratories.

     Interest expense for the first six months of 1994 was $594,000 lower than the 1993 comparable period. Lower long-term borrowing rates due to the debt refinancing in 1993 coupled with lower outstanding average total debt principally account for this variance.

     Taxes other than income taxes for the first six months of 1994 increased $355,000 over the comparable 1993 period. Gross earnings taxes increased by $176,000 due to increased revenues from Utility operations. Higher property taxes of $95,000 attributable to a higher property base in 1994, as well as increased payroll taxes of $84,000, account for the variance.

     Income  taxes for  the six  months of  1994 were  $1,024,000 higher than the comparable 1993 period primarily due to higher taxable income in 1994.

Results of Operations for the three months
- - ------------------------------------------
ended June 30, 1994 and 1993
- - ----------------------------

     Net income for the three-months ended June 30, 1994 was $3,572,000 compared with $2,694,000 for the same 1993 period.

     Operating results during the second quarter of 1994 reflect the impact of higher water rates for BHC due to a 21 percent rate increase, effective August 1, 1993 and the increase in sales of surplus off-watershed land. Reflecting a common stock offering of 460,000 shares in June 1993, per share amounts were based on weighted average shares outstanding of 6,509,710 for the second quarter of 1994 versus 6,015,668 for the same 1993 period.

     Operating  revenues  during  the   second  quarter  of  1994
increased $3,430,000 from the comparable 1993 period. Revenues from the Utilities increased $1,572,000 principally due to the 21 percent water service rate increase. Property sales revenues increased by $1,310,000 due to the Company's continued commitment to sell surplus land. Forest products experienced an increase in revenues of $304,000 due to increased sales prices for lumber and higher cogeneration output. Revenues from the Laboratories increased $260,000 which was primarily the result of higher sampling receipts, offset by the sale of the Air Services Division in the fourth quarter of 1993. A decrease in revenues from Utility management service businesses accounts for the remainder of the variance.

     Operating  expenses  during  the   second  quarter  of  1994
increased by $1,029,000 from the comparable 1993 period. Increased efforts in the Company's land sale program resulted in increased operating expenses of $514,000. Operating expenses at the Utilities increased by $318,000 which was primarily attributable to higher costs associated with the operation of BHC's Easton Lake Reservoir Water Treatment Plant. Forest products operating expenses increased by $127,000 due primarily to higher production and raw material costs, offset by favorable production costs for cogeneration. Laboratories and Utility management service businesses account for the remainder of the variance.

     General and administrative expenses during the second quarter of 1994 increased $412,000 from the comparable 1993 period. Expenses from the Utilities increased $454,000 due to higher costs associated with BHC's adoption of FASB Statement No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." Laboratories, Forest products and Utility management service businesses make up the remainder of this variance.

     Depreciation expense for the second quarter 1994 was $485,000 higher than the 1993 comparable period. This increase is largely the result of the addition of BHC's Easton Lake Reservoir Water Treatment Plant and higher depreciation rates for BHC.

     Interest expense for the second quarter of 1994 was $388,000 lower than the 1993 comparable period. This favorable variance is the result of lower long-term borrowing rates due to the debt refinancing in 1993 and lower outstanding average total debt.

     Taxes other than income taxes for the second quarter of 1994 increased by $180,000 over the comparable 1993 period. Gross earnings taxes increased by $75,000 due to increased revenues from Utility operations. Increased property taxes of $53,000 attributable to a higher property base and mill rates, coupled with higher payroll taxes of $52,000 account for the remainder of this variance.

     Income  taxes  for  the  second quarter  of  1994  increased
$737,000 from the comparable 1993 period due primarily to higher taxable income in 1994.

                    PART II. OTHER INFORMATION
                    --------------------------

ITEM 1. - LEGAL PROCEEDINGS
- - ---------------------------

     All legal proceedings have previously been reported on the Annual Report on Form 10-K in Part I, Item 3 for the year ended
December 31, 1993.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - -------------------------------------------------------------

     All "Submission of Matters to a Vote of Security Holders" have been previously reported on Form 10-Q in Part II, Item 4 for the quarter ended March 31, 1994.


ITEM 5. - OTHER INFORMATION
- - ---------------------------

     The Company's proposed acquisition of the New Canaan Water Company and the Ridgefield Water Supply Company and a related property exchange (see Item 1 of the Company's Report on
Form 10-K for the year ended December 31, 1993, "Business-Recent Developments - Pending Utility Acquisition") are subject to certain conditions and regulatory approvals, including a water diversion permit (the "Diversion Permit") regarding the use of the New Canaan Reservoir. On June 24, 1994, the Connecticut Department of Environmental Protection (the "DEP") issued the Diversion Permit, but a community resident has filed a declaratory ruling petition with the DEP, asserting that the Diversion Permit should not have been issued without a public hearing. The extent of the delay this petition or any ruling issued thereon may have on the closing of the intended transactions is uncertain. It is anticipated, however, that the parties to the acquisition and property exchange agreements will execute further extensions of these agreements in order to permit closing at any time until December 31, 1994.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
- - ------------------------------------------

     (a)       The Company has nothing to report for this item.

     (b) The Company did not file a report on Form 8-K for the six months ended June 30, 1994.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AQUARION COMPANY



Date:  August 5, 1994             By    s/s/JANET M. HANSEN
      ----------------               -----------------------------
                                           Janet M. Hansen
                                        Senior Vice President,
                                      Chief Financial Officer and
                                              Treasurer