Form 10-Q/A
period 1994-06-30
AQUARION CO
filed 1994-08-12
CIK 49423

Form 10-Q/A

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



Date:  August 11, 1994             By    s/s/JANET M. HANSEN
      ----------------               -----------------------------
                                           Janet M. Hansen
                                        Senior Vice President,
                                      Chief Financial Officer and
                                              Treasurer