Form 10-Q
period 1994-09-30
AQUARION CO
filed 1994-11-09
CIK 49423

Form 10-Q

                           UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549


       (Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF
       THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    September 30, 1994
                                      -----------------------

                                 OR

  ( )  TRANSITION  REPORT PURSUANT TO  SECTION 13  OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

           Commission File Number        1-8060
                                     --------------

                       AQUARION COMPANY
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                  Delaware                     06-0852232
       -------------------------------      -----------------
       (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

       835 Main Street, Bridgeport, Connecticut          06601
       ----------------------------------------       ------------
       (Address of principal executive offices)        (Zip Code)

   Registrant's  telephone number,  including area code:  (203) 335-2333
                                                         ----------------

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

                           Yes X   No
                              ---     ---
  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 4, 1994:

                   Common Stock
         No Par Value (Stated Value: $1)          6,590,483
         -------------------------------       ---------------
                      Class                    Number of Shares

  PART I. FINANCIAL INFORMATION
  ITEM 1. Consolidated Financial Statements


                 AQUARION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                             UNAUDITED


                                 Quarter Ended      Nine Months Ended
                                 September 30,        September 30,
                               -----------------    -----------------
                                1994       1993      1994      1993
                                ----       ----      ----      ----
                                 (In thousands, except share data)

Operating revenues             $29,649   $28,914    $85,118   $79,790
                               -------   -------    -------   -------

   Costs and expenses:

     Operating                  11,101    10,274     31,511    29,637

     General and                 4,764     4,791     13,486    13,207
     administrative

     Depreciation                2,982     2,720      8,944     7,712

     Interest expense            2,126     2,291      6,299     7,058

     Taxes other than income     3,190     3,066      9,466     8,987
     taxes
                               -------   -------    -------   -------
   Total costs and expenses     24,163    23,142     69,706    66,601
                               -------   -------    -------   -------
                                 5,486     5,772     15,412    13,189

   Allowance for funds used
   during construction             140       122        330       507
                               -------   -------    -------   -------

   Income before income taxes    5,626     5,894     15,742    13,696

   Income taxes                  2,207     2,122      6,177     5,068
                               -------   -------    -------   -------

        Net income             $ 3,419   $ 3,772    $ 9,565   $ 8,628
                               =======   =======    =======   =======

        Per share              $  0.52    $ 0.58     $ 1.47   $  1.40
                               =======   =======    =======   =======

   Weighted average common
    shaers outstanding       6,546,851 6,484,816  6,514,409 6,156,431
                             ========= =========  ========= =========

  The   accompanying  notes  are   an  integral   part  of  these
  consolidated financial statements.

                 AQUARION COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                             UNAUDITED


                                   Quarter Ended      Nine Months Ended
                                   September 30,        September 30,
                                   ---------------    -----------------
  RETAINED EARNINGS                1994       1993      1994      1993
                                   ----       ----      ----      ----
                                   (In thousands, except share data)

  Beginning of period             $15,889   $14,133    $15,015   $14,327

  Net income                        3,419     3,772      9,565     8,628
                                  -------   -------    -------   -------
                                   19,308    17,905     24,580    22,955

  Deduct:   Cash dividends
            declared on common
            stock, $.405 per
            share per quarter
            in 1994 and 1993        2,661     2,631      7,933     7,681
                                  -------   -------    -------   -------
                                  $16,647   $15,274    $16,647   $15,274
                                  =======   =======    =======   =======


  The   accompanying  notes  are   an  integral   part  of  these
  consolidated financial statements.

                 AQUARION COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                             UNAUDITED


  ASSETS                             September 30,    December 31,
                                          1994            1993
                                    --------------    ------------
                                             (In thousands)


   Property, plant and equipment       $380,231       $367,564

   Less:  acumulated depreciation       126,119        117,191
                                       --------       --------
     Net property, plant and
      equipment                         254,112        250,373
                                       --------       --------

   Current assets:

   Cash and cash equivalents                337             90
                                       --------       --------
   Accounts receivable:

     Customers                           17,286         14,422

     Miscellaneous                        2,102          2,439
                                       --------       --------
                                         19,388         16,861

   Less: allowance for doubtful
    accounts                              3,787          2,935
                                       --------       --------
                                         15,601         13,926

   Accrued revenues                       9,963          8,995

   Inventories (NOTE 2)                   2,196          2,885

   Prepaid expenses                       8,938          6,698
                                       --------       --------
      Total current assets               37,035         32,594
                                       --------       --------

   Goodwill                              10,388         10,709

   Recoverable income taxes              46,377         46,377

   Other assets                          24,980         22,819
                                       --------       --------
                                       $372,892       $362,872
                                       ========       ========


  The   accompanying  notes  are   an  integral   part  of  these
  consolidated financial statements.

                 AQUARION COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                             UNAUDITED



   LIABILITIES AND                 September 30,     December 31,
   SHAREHOLDERS' EQUITY                1994             1993
                                   -------------     ------------
                                  (In thousands, except share data)

   Shareholders' equity:

   Preferred stock, no par value,
     authorized 2,500,000 shares not
     to exceed aggregate value of
     $25,000,000, issuable in
     series-none issued                $     -         $     -

   Common stock, stated value: $1
     Authorized-16,000,000 shares
     Issued-6,655,168 shares in 1994
     and 6,564,533 shares in 1993         6,655           6,565

   Capital in excess of stated value     93,420          91,441

   Retained earnings                     16,647          15,015
                                       --------        --------
                                        116,722         113,021

   Less: cost of treasury stock,
     85,038 shares in 1994 and
     92,291 shares in 1993                2,339           2,540
                                       --------        --------
     Total shareholders' equity         114,383         110,481

   Redeemable preferred stock of
     subsidiaries                           375             375
                                       --------        --------
   Long-term debt and other
    obligations                         115,538         115,591
                                       --------        --------

   Current liabilities:

   Short-term borrowings, unsecured       6,200           5,500

   Current maturities of long-term debt      70              62

   Accounts payable and accrued
    liabilities                          12,206          10,790

   Dividends payable                      2,661           2,621

   Accrued interest                       2,369           2,240

   Taxes other than income taxes          1,583           1,354

   Income taxes                           1,036             976
                                       --------        --------

      Total current liabilities          26,125          23,543
                                       --------        --------

   Advances for construction             23,076          22,593

   Contributions in aid of
    construction                         21,551          20,883

   Recoverable income taxes               6,123           6,123

   Deferred taxes                        65,721          63,283
                                       --------        --------

                                       $372,892        $362,872
                                       ========        ========


  The   accompanying  notes  are   an  integral   part  of  these
  consolidated financial statements.

                 AQUARION COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             UNAUDITED


                                           Nine months ended September 30,
                                                  1994       1993
                                                 -------    -------

                                                    (In thousands)
   Cash flows from operating activities:

      Net income                                  $9,565      $8,628

   Adjustments reconciling net income to net cash provided by operating activities:

      Depreciation and amortization                9,623       8,380

      Allowance for funds used during
       construction                                 (330)       (507)

     Provision for losses on accounts
      receivable                                     919         903

     Deferred and prepaid income taxes, net        1,928       1,005

     Proceeds from sale of surplus land,
      net of gains                                 1,204         338

   Change in assets and liabilities (NOTE 3)      (6,220)     (6,172)
                                                 --------    -------

       Net cash provided by operating activities  16,689      12,575

   Cash flows from investing activities:

     Capital additions, excluding an
      allowance for funds used
      during construction                        (12,363)    (13,621)

     Advances and contributions in aid of
       construction, net of refunds                1,151         385

     Other investing activities                      (52)        (36)
                                                 -------     -------
       Net cash used in investing                (11,264)    (13,272)
                                                 -------     -------

   Cash flows from financing activities:

     Net proceeds from short-term
      borrowings                                     700      (9,500)

     Proceeds from the issuance of common
      stock, net                                   2,069      12,390

     Proceeds from the issuance of long-
      term debt                                        -      10,000

     Principal payments on long-term debt            (53)     (3,454)

     Common dividends paid                        (7,894)     (7,460)
                                                 -------     -------
       Net cash (used in) provided by
        financing activities                      (5,178)      1,976
                                                 -------     -------

   Net increase in cash and cash equivalents        247       1,279

   Cash and cash equivalents, beginning of
    period                                           90         319
                                                 ------      ------

   Cash and cash equivalents, end of period        $337      $1,598



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


  NOTE 1 - BASIS OF PRESENTATION
  ------------------------------

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

  NOTE 2 - INVENTORIES
  --------------------

  Inventories were comprised of the following (in thousands):

                                         September 30,  December 31,
                                             1994          1993
                                         -------------  ------------
                                               (Unaudited)

   Lumber and logs                          $  829        $1,314

   Materials and supplies                    1,367         1,571
                                            ------        ------
                                            $2,196        $2,885
                                            ======        ======

  NOTE  3 - SUPPLEMENTAL  DISCLOSURE FOR  CONSOLIDATED STATEMENTS
  ---------------------------------------------------------------
  OF CASH FLOWS
  -------------

     Changes in assets and liabilities for the nine month period ended September 30, are set forth below (in thousands):


                                             1994         1993
                                           -------      -------
                                                  (Unaudited)

   (Increase) in accounts receivable       $(3,503)    $(1,440)

   Decrease in inventory                       689         285

   (Increase) in prepayments                (2,240)     (1,604)

   Increase (decrease) in accounts payable
    and accrued liabilities                  1,417      (1,394)

   Increase (decrease) in interest and
    taxes payable                              419        (682)

   Net changes in other noncurrent balance
    sheet items                             (3,002)     (1,337)
                                           -------     -------
                                           $(6,220)    $(6,172)

   Supplemental cash flow information:

     Cash paid for:

          Interest                          $6,557      $7,160

          Income taxes                      $4,622      $3,122

  NOTE 4 - SALE OF SURPLUS LAND
  -----------------------------

     During the first nine months of 1994, the Company sold approximately 41 acres of surplus land for a total of $1,970,000. Sales include eight building lots at Waverly Woods in Shelton, Connecticut, four lots at Deer Run Estates in Weston, Connecticut, and one lot at Lords Highway East in Weston, Connecticut. Total gains approximated $766,000 or $.12 per share. Approximately two-thirds of the net proceeds of the Deer Run and Waverly Woods land sales are allocated to shareholders and the remaining one-third allocated to ratepayers through amortization into BHC's rate base over five years. Net proceeds from Lords Highway East are allocated approximately 50 percent to shareholders and 50 percent to ratepayers through amortization into BHC's rate base over 8-1/2 years.

  NOTE 5 - EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS
  ----------------------------------------------------------

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

  NOTE 6 - SUBSEQUENT EVENTS
  --------------------------

     On November 8, 1994, Timco announced that it has agreed to terminate its long-term rate order with Public Service Company of New Hampshire (PSNH) under which Timco sold PSNH electricity produced at its cogeneration plant. The agreement calls for PSNH to pay Timco $8,195,105 in exchange for the assignment of the rate order to PSNH and a release of PSNH's obligations to buy power from Timco. The net after tax gain on this transaction, after providing for unrecoverable costs and expenses the Company anticipates, is $1,902,000, which approximates the present value of the income stream Timco would have received over the remaining life of the contract. As a result, Timco will not have these revenues in the future. Revenues from electricity cogeneration were $3,500,000 in 1993 and $2,600,000 through September 30, 1994.

     Aquarion will also record a charge of $1,772,000 related to the Company's investment in the Clocktower Housing Associates Limited Partnership (the "partnership"), a rehabilitation housing unit in New Hampshire. Aquarion has been informed that the partnership may require additional capital from each of the five limited partners beyond the amounts originally agreed upon. At present, it is not known whether the limited partners will make the necessary capital contributions to sustain the operation of the partnership. Based upon the risk of continued funding and the projects poor performance, the Company no longer believes that the value of their investment in the partnership is recoverable.

     The net effect of these two transactions will have an approximate $.02 per share impact on Aquarion's earnings in the forth quarter of 1994.


  Item 2.  Management's Discussion and Analysis of Financial
           -------------------------------------------------
  Condition and Results of Operations
  -----------------------------------

     Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Aquarion's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K) should be read in conjunction with the comments below.

  Capital Resources and Liquidity
  -------------------------------

     Capital Expenditures
     --------------------

     The Company invested $12,363,000 in property, plant and equipment in the first nine months of 1994, compared with $13,621,000 for the same 1993 period. The Utilities accounted for approximately $11,105,000 of plant additions during the current nine-month period, including $2,263,000 expended on filtration facilities mandated under the Safe Drinking Water Act (SDWA), with the balance being invested primarily in the Company's environmental testing laboratories and forest products operations. Management estimates that capital expenditures will total $19,600,000 in 1994, of which approximately $17,000,000 will be for water utility construction programs. Nonutility capital expenditures will
  approximate  $2,600,000  in  1994,   primarily  for  laboratory
  equipment at IEA.

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

     The percentage of capital expenditures  financed by net cash
  from operating activities was       100 percent and  92 percent
  for the nine months ended September 30, 1994 and 1993, respectively. (See "Consolidated Financial Statements-Consolidated Statements of Cash Flows.") The remainder has been provided from external financing sources.

     Funds from external sources historically have been borrowed on a short-term basis and periodically refinanced through long-term debt or equity issues. On May 13, 1994, the Company renewed unsecured revolving credit agreements with five banks. These agreements, which are renewed annually, provide $50,000,000 ($10,000,000 with each bank) of short-term credit availability on a committed basis. At September 30, 1994, $6,200,000 of short-term borrowings under the agreements was outstanding.

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

     The Company obtained additional funds of $2,069,000 through its Dividend Reinvestment and Common Stock Purchase Plan (the
  Plan) and $1,151,000 from advances and contributions in aid of construction from developers and customers in the first nine months of 1994. During April, 1994, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission to enhance the plan and include an additional 750,000 shares.

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

  Results of Operations for the nine months
  -----------------------------------------
  ended September 30, 1994 and 1993
  ---------------------------------

     Net income for the nine months ended September 30, 1994 was $9,565,000 compared with $8,628,000 for the same 1993 period.

     Operating results during the first nine months of 1994 reflect the impact of higher water rates for BHC due to a 21 percent rate increase, effective August 1, 1993 and the increase in sales of surplus off-watershed land. Reflecting a common stock offering of 460,000 shares in June 1993, per share amounts were based on weighted average shares outstanding of 6,514,409 for the nine months ended September 30, 1994 versus 6,156,431 for the same 1993 period.

     Operating revenues for the first nine months of 1994 increased $5,328,000 from the comparable 1993 period. Revenues from the Utilities increased $2,355,000. This increase was principally due to a 21 percent water service rate increase which became effective August 1, 1993, partially offset by the effects of a wet summer in 1994. Revenues from property sales increased by $1,325,000 due to the Company's continued commitment to sell surplus land. Forest products experienced an increase in revenues of $852,000 due to increased volume and sales prices for lumber. Revenues from the laboratories increased $771,000. This variance is principally due to higher sampling receipts in 1994, partially offset by the sale of the Air Services Division in the fourth quarter of 1993, the harsh winter weather which hampered sampling efforts during the first quarter of 1994 and continued competitive pricing in the industry. The Utility management services business accounts for the remainder of the variance.

     Operating expenses for the first nine months of 1994 increased $1,874,000 from the comparable 1993 period. Operating expenses at the Utilities increased approximately $758,000. This increase was principally due to higher costs associated with the operation of BHC's Easton Lake Reservoir Water Treatment Plant, which was placed in service in June 1993 and higher costs for snow removal. Forest products experienced an increase of $725,000 which was largely the result of higher production costs associated with an increased sales volume. Operating expenses from property sales increased by $650,000 due to the increased activity in the Land Sales program. The Laboratories experienced a decrease in operating expenses of $175,000 primarily due to costs associated with the Air Services Division, which was sold in the fourth quarter of 1993, partially offset by higher costs associated with the increased sampling efforts in 1994. Utility management service businesses account for the remainder of the variance.

     General and administrative expenses for the first nine months of 1994 increased $279,000 from the comparable 1993 period. Expenses from the Utilities increased $299,000 primarily due to higher costs associated with BHC's adoption of FASB Statement No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" partially offset by lower costs associated with workers compensation insurance, outside services and miscellaneous expenses. General and administrative expenses for Laboratories, Forest products, Real Estate and Corporate account for the remainder of the variance.

     Depreciation expense for the first nine months of 1994 was $1,232,000 higher than the 1993 comparable period. This increase is primarily attributable to the addition of BHC's Easton Lake Reservoir Water Treatment Plant, which was placed in service in June 1993, a higher composite annual depreciation rate for BHC effective August 1, 1993 and routine plant additions by both the Utilities and the Laboratories.

     Interest expense for the first nine months of 1994 was $759,000 lower than the 1993 comparable period. Lower outstanding average total debt coupled with lower long-term borrowing rates due to the debt refinancing in 1993 principally account for this variance.

     Taxes other than income taxes for the first nine months of 1994 increased $479,000 over the comparable 1993 period. Property taxes increased by $228,000 which was attributable to a higher property base in 1994. Gross earnings taxes increased by $145,000 due to increased revenues from Utility operations. The remainder of this variance is due to an increase in payroll taxes of $106,000.

     Income taxes for the first nine months of 1994 were $1,109,000 higher than the comparable 1993 period primarily due to higher taxable income and a higher effective tax rate in 1994.

  Results of Operations for the three months
  ------------------------------------------
  ended September 30, 1994 and 1993
  ---------------------------------

     Net income for the three-months ended September 30, 1994 was $3,419,000 compared with $3,772,000 for the same 1993 period.

     Operating results during the third quarter of 1994 reflect the impact of a wetter than normal summer partially offset by higher water rates for BHC due to a 21 percent rate increase, effective August 1, 1993 and improved results at the Laboratories.

     Operating   revenues  during  the   third  quarter  of  1994
  increased $735,000 from the comparable 1993 period. Revenues from the Laboratories increased $1,089,000 which was primarily the result of higher sampling receipts, partially offset by the sale of the Air Services Division in the fourth quarter of 1993. Forest products experienced an increase in revenues of $645,000 due to increased volume and sales prices for lumber.
  Property sales revenues increased by $115,000 due to the Company's continued commitment to sell surplus land. Revenues from the Utilities decreased $1,146,000 primarily due to the wetter than normal summer months, partially offset by the rate increase that went into effect on August 1, 1993. The Utility management service businesses account for the remainder of this variance.

     Operating expenses during the third quarter of 1994 increased by $827,000 from the comparable 1993 period. Forest products operating expenses increased by $641,000 due primarily to higher production and raw material costs associated with the increased sales volume and annual maintenance on the saw mill performed in July. Operating expenses at the Laboratories increased by $195,000 which was primarily attributable to higher costs associated with the additional sampling receipts. Increased efforts in the Company's land sale program resulted in additional operating expenses of $74,000. Utility Operations and Utility management service businesses account for the remainder of the variance.

     General and administrative expenses during the third quarter of 1994 decreased $27,000 from the comparable 1993 period.
  There are no significant variances to report in this area.

     Depreciation expense for the third quarter 1994 was $262,000
  higher  than  the 1993  comparable  period.   This  increase is
  largely the result of additional utility plant put into service in the third quarter.

     Interest expense for the third quarter of 1994 was $165,000 lower than the 1993 comparable period. This favorable variance is the result of lower outstanding average total debt and a lower long-term borrowing rate due to the debt refinancings in 1993.

     Taxes other than income taxes for the third quarter of 1994 increased by $124,000 over the comparable 1993 period. Property taxes increased by $133,000 which was attributable to a higher property base and mill rates. Gross earnings taxes decreased by $31,000 due to decreased revenues from Utility operations. Higher payroll taxes of $22,000 account for the remainder of this variance.

     Income taxes for the third quarter of 1994 increased $85,000 from the comparable 1993 period due primarily to a higher effective tax rate in 1994, partially offset by lower taxable income.


  PART II. OTHER INFORMATION
  --------------------------

  ITEM 1. - LEGAL PROCEEDINGS
  ---------------------------

     All legal proceedings have previously been reported on the Annual Report on Form 10-K in Part I, Item 3 for the year ended December 31, 1993.


  ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  -------------------------------------------------------------

     All "Submission of Matters to a Vote of Security Holders" have been previously reported on Form 10-Q in Part II, Item 4 for the quarter ended March 31, 1994.


  ITEM 5. - OTHER INFORMATION
  ---------------------------

     On October 20, 1994, Bridgeport Hydraulic Company, (BHC) filed with the Department of Public Utility, (DPUC) an application to implement a water rate surcharge in order to recover 90% of the carrying costs of capital used in the construction of a federally mandated filtration plant at its Hemlocks Reservoir in Fairfield, Connecticut, which is estimated to cost approximately $50,000,000. If approved, the
  0.82 percent surcharge would increase BHC's revenues by $497,000 on an annual basis beginning in December 1994. BHC will file applications with the DPUC quarterly to increase this surcharge as construction continues into 1997, at which time the filtration facilities are expected to be operational and subject to general ratemaking regulations.

     The Company's proposed acquisition of the New Canaan Water Company and the Ridgefield Water Supply Company and a related property exchange (see Item 1 of the Company's Report on Form 10-K for the year ended December 31, 1993, "Business-Recent Developments - Pending Utility Acquisition") are
  subject to certain conditions and regulatory approvals, including a water diversion permit (the "Diversion Permit") regarding the use of the New Canaan Reservoir. On June 24, 1994, the Connecticut Department of Environmental Protection (the "DEP") issued the Diversion Permit, but a community resident has filed a declaratory ruling petition with the DEP, asserting that the Diversion Permit should not have been issued without a public hearing. The extent of the delay this petition or any ruling issued thereon may have on the closing of the intended transactions is uncertain. The DPUC, which approved the proposed transactions in June 1993, has recently reopened its approval proceeding to consider BHC's request for an extension of the closing date for the acquisition and property exchange transactions until February 28, 1995 and to review related matters. It is anticipated that subject to the DPUC's approval and resolution of the declaratory ruling petition, the parties to the acquisition and property exchange agreements will execute further extensions of these agreements in order to permit closing at any time until February 28, 1995.

     On November 8, 1994, Timco announced that it has agreed to terminate its long-term rate order with Public Service Company of New Hampshire (PSNH) under which Timco sold PSNH electricity produced at its cogeneration plant. The agreement calls for PSNH to pay Timco $8,195,105 in exchange for the assignment of the rate order to PSNH and a release of PSNH's obligations to buy power from Timco. The net after tax gain on this transaction, after providing for unrecoverable costs and expenses the Company anticipates, is $1,902,000, which approximates the present value of the income stream Timco would have received over the remaining life of the contract. As a result, Timco will not have these revenues in the future. Revenues from electricity cogeneration were $3,500,000 in 1993 and $2,600,000 through September 30, 1994.

     Aquarion will also record a charge of $1,772,000 related to the Company's investment in the Clocktower Housing Associates Limited Partnership (the "partnership"), a rehabilitation housing unit in New Hampshire. Aquarion has been informed that the partnership may require additional capital from each of the five limited partners beyond the amounts originally agreed upon. At present, it is not known whether the limited partners will make the necessary capital contributions to sustain the operation of the partnership. Based upon the risk of continued funding and the projects poor performance, the Company no longer believes that the value of their investment in the partnership is recoverable.

     The net effect of these two transactions will have an approximate $.02 per share impact on Aquarion's earnings in the fourth quarter of 1994.


  ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
  ------------------------------------------

     (a)       The Company has nothing to report for this item.

     (b) The Company did not file a report on Form 8-K for the nine months ended September 30, 1994.

                             SIGNATURE
                             ---------


     Pursuant to the requirements of the Securities Exchange  Act of  1934, the  registrant  has duly  caused  this report  to be
  signed   on  its  behalf  by  the  undersigned  thereunto  duly
  authorized.



                                   AQUARION COMPANY



  Date:   November 9, 1994         By         s/s/JANET M. HANSEN
         -------------------          ----------------------------------
                                                Janet M. Hansen
                                              Senior Vice President,
                                           Chief Financial Officer and
                                                   Treasurer