Form 10-Q/A
period 1994-09-30
AQUARION CO
filed 1994-11-17
CIK 49423

Form 10-Q/A 1

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

   The purpose of this Amendment is to amend item 6(a) to read Exhibit 27, Financial Data Schedule, and to amend the Financial Data Schedule lines entitled [CGS] and <Total Costs>.

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

     (a)       Exhibits.

               27     Financial Data Schedule (filed herewith).

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