Form 10-K
period 1994-12-31
AQUARION CO
filed 1995-03-23
CIK 49423

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-K

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1994        .
                          ---------------------------------

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

   Registrant's telephone number, including area code (203) 335-2333

     Securities registered pursuant to Section 12(b) of the Act:

   Title of each class      Name of each exchange on which registered
   -------------------      -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this
Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant: $150,690,069 (Computed by reference to the closing price of the Registrant's Common Stock on March 7, 1995, as reported on the New York Stock Exchange-Composite Tape.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Class           Outstanding at March 7, 1995
                    -----           ----------------------------
          Common Stock, no par value          6,632,132

     The following documents have been incorporated by reference:

     1.   Annual Report to Shareholders for the year ended
          December 31, 1994--PART I, Item 1; PART II, Item 5, Item 6,
          Item 7 and Item 8; PART IV.

     2. Definitive Proxy Statement, dated March 22, 1995, for the Annual Meeting of Shareholders to be held on April 25, 1995- -PART III.

                                PART I

ITEM 1.  BUSINESS
- -----------------

General
- -------

     Aquarion Company ("Aquarion") is a holding company whose subsidiaries are engaged both in the regulated utility business of public water supply and in various nonutility businesses.

     Aquarion's utility subsidiary, Bridgeport Hydraulic Company ("BHC"), and its subsidiary, Stamford Water Company ("SWC", together with BHC, the "Utilities") collect, treat and distribute water to residential, commercial and industrial customers, to other utilities for resale and for private and municipal fire protection. The Utilities provide water to customers in 22 communities with a population of approximately 496,000 people in Fairfield, New Haven and Litchfield Counties in Connecticut, including communities served by other utilities to which water is made available by its Utilities on a wholesale basis for back-up supply or peak demand purposes through the Southwest Regional Pipeline. BHC is the largest investor-owned water company in Connecticut and, with its SWC subsidiary, is among the 10 largest investor-owned water companies in the nation. The Utilities are regulated by several Connecticut agencies, including the Connecticut Department of Public Utility Control (the "DPUC").

     Aquarion is also engaged in various nonutility activities. The Company conducts an environmental testing laboratory business through its Industrial and Environmental Analysts group of subsidiaries (collectively, "IEA"). IEA performs testing to determine the nature and quantity of contamination in sampled materials, including hazardous wastes, soil, air and water. IEA provides a range of environmental analytical testing capabilities, including routine and customized analysis of organic and inorganic contaminants. IEA's testing services are conducted at six regional environmental testing laboratories in Connecticut, Florida, Illinois, Massachusetts, New Jersey and North Carolina. IEA's laboratories are subject to governmental regulation at both state and federal levels. Its clients include engineering consulting firms, industrial and commercial corporations and federal, state and local governmental entities. The laboratories located in North Carolina, New Jersey and Connecticut participate in the U.S. Environmental Protection Agency's Contract Laboratory Program.

     Aquarion owns Timco, Inc. ("Timco"), a small forest products company based in New Hampshire. At Timco's sawmill complex, lumber is cut and packaged for sale to wholesalers and retailers. Aquarion is also engaged in several small utility management service businesses through its Hydrocorp, Inc. ("Hydrocorp") and Aquarion Management Services, Inc. ("AMS") subsidiaries and owns Main Street South Corporation ("MSSC"), a small real estate subsidiary formed in 1969 to assist the Utilities in marketing surplus land.

     The Company was incorporated in Delaware as The Hydraulic Company in 1969 to become the parent company to BHC, a Connecticut corporation founded in 1857. The corporate name was changed to Aquarion Company in April 1991. The Company's executive offices are located at 835 Main Street, Bridgeport, Connecticut 06601-2353 and its telephone number is (203) 335-2333.

Recent Developments
- -------------------

     Rates. On October 20, 1994, BHC filed with the DPUC an application to implement a Construction-Work-in-Progress ("CWIP") water rate surcharge in order to recover 90 percent of the carrying costs of capital used in the construction of a filtration plant at its Hemlocks Reservoir in Fairfield, Connecticut. This plant, mandated by the Federal Safe Drinking Water Act of 1974 (the "SDWA"), as amended, is estimated to cost approximately $50,000,000. BHC will file applications with the DPUC quarterly to increase this surcharge as construction continues through 1997, at which time the filtration facilities are expected to be operational and subject to general ratemaking regulations. On December 7, 1994, a 0.82 percent CWIP rate surcharge was approved that will increase BHC's revenues by $496,000 on an annual basis. During 1994, revenues from the CWIP rate surcharge were immaterial. On January 20, 1995, BHC filed an application to increase this surcharge to 1.26 percent, which would increase BHC's revenues by $762,000 on an annual basis.

     On August 1, 1993, the DPUC awarded BHC a 20.7 percent general water service rate increase designed to provide a $10,400,000 annual increase in revenues and an 11.6 percent return on common equity. The rate increase included the replacement of a CWIP rate surcharge previously granted to BHC pursuant to DPUC regulations in conjunction with the construction of its Easton Lake Reservoir Water Treatment Plant mandated by the SDWA. During 1993 and 1992, BHC derived revenues of $1,937,000 and $1,532,000, respectively, from the CWIP rate surcharge.

     There is no certainty that any given rate increase will produce the intended level of revenues or the allowed return on equity. See "Public Water Supply--Rates and Regulations."

     Pending Utility Acquisition. Aquarion has proposed to acquire The New Canaan Water Company ("NCWC") and Ridgefield Water Supply Company ("RWSC") for Aquarion common stock with a market value of $3,500,000 and the repayment of certain indebtedness of The New Canaan Company ("NCC") in an amount not to exceed $130,000, less the amount of certain transaction costs and liabilities to be paid by Aquarion at closing. The acquisition and a related property exchange have been approved by the DPUC but remain contingent upon the approval of the Department of Public Health and Addiction Services ("DPHAS") for the transfer of the reservoir from the NCWC to the Second Taxing District ("STD"). A reservoir transfer permit is pending. The DPUC subsequently reopened its approval proceeding to consider the potential impact of the proposed NCWC land sale on NCWC's ability to retire an existing $1.25 million loan from a third party lender and appropriate regulatory treatment of any shortfall between the net proceeds from such a sale and the amount of the debt and to consider certain anticipated costs associated with reregistration of RWSC supply sources. No final decision has yet been issued in the reopened proceeding. BHC and NCC have agreed that the Acquisition will close whether or not the sale of land by NCWC and the retirement of NCWC debt takes place. However, the effect on the acquisition of any other terms and provisions of a DPUC approval, not contemplated by the agreement between BHC and NCC, cannot be predicted. The parties have agreed to extend their acquisition agreement and the related property exchange agreement until March 31, 1995. There is no certainty that the parties will agree to further extensions if the transaction has not closed by that time. See "Industry Segment Information."

     Termination of Agreement. In November 1994, Timco entered into an agreement with the Public Service Company of New Hampshire ("PSNH") under which Timco agreed to terminate its long-term rate order with PSNH. Under this rate order, Timco sold electricity produced at its cogeneration plant to PSNH. PSNH paid Timco $8,195,105 in exchange for the assignment of the rate order to PSNH and a release of PSNH's obligations to buy power from Timco. As a result of this transaction, Timco will not have these cogeneration revenues in the future. Revenues from electricity cogeneration were $3,000,000 in 1994 and $3,500,000 in 1993.

     Other. Aquarion recorded a charge of $1,900,000 related to the Company's investment in a rehabilitation housing unit in New Hampshire (the "Partnership"). Aquarion has been informed that the Partnership may require additional capital from each of the five limited partners beyond the amounts originally agreed upon. At present, it is not known whether the limited partners will make the necessary capital contributions to sustain the operation of the partnership. Based upon the risk of continued funding and the project's poor performance, the Company no longer believes that the value of its investment in the partnership is recoverable.

     The U.S. Court of Appeals for the Second Circuit issued its decision on an appeal taken by native Americans who allege that they constitute the Golden Hill Paugusett Tribe of Indians (the "Paugusett Indians") from the dismissal by the U.S. District Court in Connecticut of their suit seeking to restore claimed rights to certain lands in various towns in Fairfield and New Haven Counties. The Court of Appeals substantively agreed with the District Court, but indicated that the District Court should have stayed, rather than dismissed, the case pending a determination of tribal status by the Bureau of Indian Affairs. Newspaper reports during 1993 indicated that the Paugusett Indians had announced plans to claim further lands, including all land in the municipalities of Monroe, Shelton and Trumbull. BHC, which has not been named as a defendant to date, owns land in these communities, including land it considers surplus. It is not possible at this time to determine whether any further suit will be filed or, if so, whether BHC will be named a defendant, nor is it possible to determine what effect, if any, the filing of any such suit might have on the marketability of real property in these communities or, should the Paugusett Indians prevail, whether there would be any effect on the operations of BHC.

Utility Construction Program
- ----------------------------

     The Utilities are engaged in a continuing construction program mandated by legislative and regulatory requirements, as well as for infrastructure replacements. The Utilities expended $17,739,000, $16,300,000 and $21,727,000 in 1994, 1993 and 1992, respectively, for plant additions and modifications of existing plant facilities, excluding an allowance for funds used during construction ("AFUDC"). The expenditures were made primarily for installations of water mains, service connections and meters and such special projects as the Hemlocks and Easton Lake water treatment plants and the Litchfield Division supply and distribution system improvements.

     Utility capital expenditures for 1994 aggregated $17,739,000 and budgeted expenditures for 1995, most of which management believes should not be postponed, are approximately $38,300,000. Approximately
60 percent of these expenditures will be devoted to compliance with the SDWA, which requires filtration or alternative water treatment measures for BHC's major, unfiltered surface water supplies. The total capital cost of water filtration or alternative treatment measures for such supplies at Hemlocks, Lakeville and Norfolk Reservoirs through December 31, 1994 was approximately $6,500,000.
Management estimates that the total of such costs from 1995 through 1997 will approximate $51,000,000, without adjustment for inflation, including $22,800,000 expected to be incurred in 1995. Approximately $45,000,000 of the projected 1995 through 1997 water treatment costs will be incurred in construction of the filtration facility for the Hemlocks reservoir. The remaining $6,000,000 of estimated filtration expenditures over the next three years is budgeted for filtration facilities for BHC's Lakeville and Norfolk Reservoirs. Part of the cost associated with the Hemlocks facility is expected to be offset by CWIP rate surcharges which, at the DPUC's discretion, permit the recovery of 90 percent of the carrying cost of capital used in construction of SDWA-mandated water treatment facilities. Management cannot predict whether future federal, state or local regulation may require additional capital expenditures.

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

Industry Segment Information
- ----------------------------

     The Company's operations are grouped into four industry segments: public water supply; environmental laboratories and utility management services; forest products; and, real estate. The consolidated operating revenues of the Company for the year ended December 31, 1994 were derived from the following sources: 60 percent from public water supply, 20 percent from environmental laboratories and utility management services, 18 percent from forest products, and 2 percent from real estate, including both MSSC and surplus utility land sales. For additional information concerning each segment for each of the years ended December 31, 1994, 1993 and 1992, see "Note 11" of "Notes to Consolidated Financial Statements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Public Water Supply
- -------------------

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

     The communities served by the Utilities as of December 31, 1994, have a population of approximately 496,000, and the total number of customer accounts as of that date was approximately 125,000. The Utilities' service areas, primarily residential in nature, have experienced an average growth in accounts of approximately 1 percent per year over the last 10 years. Industrial use has declined significantly in that time period, and the residential characteristics of the area have changed, indicating an increase in the percentage of apartment dwellings and condominium units. Management does not anticipate any significant growth in residential consumption in the foreseeable future, and expects continued decline in industrial use.

     The operating revenues of the Utilities for the 12 months ended December 31, 1994 were derived from the following sources: 59 percent from residential customers, 17 percent from commercial customers, 5 percent from industrial customers, 14 percent from fire protection customers, and 5 percent from other sources.

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

     Water Supply. Water is available from both surface and subsurface sources. During 1994, approximately 89 percent of the water supplied by the Utilities was provided by impounding reservoirs, 10 percent by producing wells and 1 percent by purchased water. As of December 31, 1994, the Utilities' reservoirs, well fields and interconnections with other water utilities had an aggregate safe daily yield of 112.3 million gallons. Safe yield is an estimate of the supply capability during an extended drought. The average daily demand for water from the Utilities in 1994 was 68.5 million gallons per day ("MGD"). The reservoirs of the Utilities have an aggregate storage capacity of 29.4 billion gallons.

     All of the Utilities' reservoirs and active wells are located on property owned by the Utilities. Management believes it has an adequate water supply to satisfy the current and projected needs of its customers within its territorial service area through at least the year 2040. During historical drought periods in the northeastern United States, the Utilities have been able to accommodate the needs of their own customers and to offer relief to supplement the supplies to neighboring communities by water sales to utilities with which it has pipeline interconnections. Supply and distribution needs of the Utilities undergo constant review, and the Utilities continue to explore and develop additional ground-water supplies and study alternative surface water sources to meet anticipated future water requirements.

     The Connecticut Water Diversion Policy Act, enacted in 1982, prohibits any future diversions of surface or ground water without a permit from the DEP. Although this law "grandfathers" existing surface and ground-water supplies which existed when it was enacted, any subsequent water diversion which might be effected by the Utilities is subject to a lengthy permit application process and approval by the DEP. Diversion permits granted pursuant to this law are subject to renewal when their terms, which typically run from five to 10 years, expire.

     Rates and Regulation. The Utilities are incorporated under and operate as public water utilities by virtue of authority granted by Special Acts adopted by the Connecticut legislature (the "Acts"). These Acts have granted a non-exclusive franchise, unlimited in duration, to provide public water supply to private and public customers in designated municipalities and adjacent areas. The Acts also authorize the Utilities to lay their mains and conduits in any public street, highway, or public ground; to use the water of certain rivers, streams or other waters in Fairfield, Litchfield and New Haven counties and from certain locations along and in the Housatonic
River and its tributaries, subject to such consents and approvals as may be required by law; and to exercise the power of eminent domain in connection with lands, springs, streams or ponds and any rights or interests therein which are expedient to or necessary for furnishing public water supply. In the event of the exercise of such condemnation powers, the Utilities must pay appropriate compensation to those injuriously affected by such taking.

     The Utilities are subject to regulation by the DPUC, which has jurisdiction with respect to rates, service, accounting procedures, issuance of securities, dispositions of utility property and other related matters.

     Rates charged by each of BHC and SWC are subject to approval by the DPUC. The Utilities continually review the need for increases of water rates, and historically have sought rate relief in a timely manner in light of increases in operating costs, additional investment in utility plant and related financing costs, as well as other factors. For information concerning the rate increase granted in 1993, see "Item 1. Business. Recent Developments, Rates", above.

     The following table sets forth information as to rate requests by BHC and SWC and increases granted by the DPUC in the last three rate cases.

                                                                      Allowed
                              %                  Total        %      Return On    Allowed
  Date of       Amount    Increase Effective    Increase  Increase    Utility    Return on
Application    Requested  Requested   Date      Granted    Granted Common Equity Rate Base
- -----------    ---------  --------- --------    -------    ------- ------------- ---------

BHC:

   2/5/93    $16,100,000     35%     8/1/93   $10,400,000    21%       11.6%       9.62%

   6/29/90     9,819,000      22     1/1/91    6,983,000     15        13.25       10.95

  11/21/88     7,600,000      18     6/1/89    3,383,000      8        12.90       10.90

SWC:

   2/8/91    $3,646,000     36.5%    8/28/91  $2,276,000    22.5%      12.85%      10.69%

   8/1/86     3,849,000      56     12/30/86   3,706,000    54         14.80       11.39

  3/22/85     4,959,000      43      7/29/85     450,000     7         14.80       11.39


     The DPUC may allow a surcharge to be applied to rates in order to provide a current cash return to water utilities on the major portions of CWIP applicable to facilities, including filtration plants, required for compliance with the SDWA. See "Environmental Regulations." The surcharge is adjusted quarterly, subject to DPUC approval, to reflect increased CWIP expenditures for SDWA facilities. In connection with BHC's construction of filtration facilities at its Hemlocks Reservoir, the DPUC granted BHC an initial 0.82 percent CWIP rate surcharge in December

1994. BHC will file applications with the DPUC quarterly to increase this surcharge as construction continues through 1997, at which time the filtration facilities are expected to be operational and subject to general ratemaking regulations.

     Aquarion is neither an operating utility company nor a "public service company" within the meaning of the Connecticut General Statutes and is not currently subject to general regulation by the DPUC. DPUC approval is necessary, however, before Aquarion may acquire or exercise control over any Connecticut public service company. DPUC approval is also required before any other entity can acquire or exercise, or attempt to exercise, control over Aquarion.

     Connecticut regulations govern the sale of water company land and treatment of land sale proceeds. See "Item 2. Properties."

     Environmental Regulations. The Utilities are subject to regulation by the DPHAS with respect to water quality matters, use of water from surface and subsurface sources, the location, construction and operation of water supply facilities and the sale of certain utility property. Plans for new water supply systems or enlargement of existing water supply systems also must be submitted to the DPHAS for approval. The Department of Environmental Protection ("DEP") is authorized to regulate the operations of the Utilities with respect to water pollution abatement, diversion of water from surface and subsurface sources, and the location, construction and alteration of dams and other water obstructions.

      The Federal Clean Water Act of 1972, as amended (the "Clean Water Act"), regulates discharges of effluents into navigable waters. A joint federal and state permit system has been established to ensure that applicable effluent limitations and water quality standards are met in connection with the construction and operation of facilities which affect or discharge into state or interstate waters.

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

     EPA regulations pursuant to SDWA include the Surface Water Treatment Rule ("SWTR"), the Total Coliform Rule ("TCR") and the Lead and Copper Rule ("LCR"). The water treatment requirements of SWTR mandate the construction of filtration plants at BHC's Hemlocks, Lakeville and Norfolk Reservoirs. BHC has entered into consent agreements with DPHAS establishing timetables for construction of filtration facilities at the Hemlocks, Lakeville and Norfolk reservoirs and penalties if the facilities are not completed within such timetables. The Hemlocks plant must be completed by June 29, 1998 or a $250,000 penalty will be imposed. Lesser penalties apply to the smaller facilities for Lakeville and Norfolk, if not completed by June 29, 1997 and June 29, 1996, respectively. The Company anticipates that it will be able to meet the construction timetables. The TCR affects the Utilities by the imposition of requirements for additional biological sampling and monitoring. The stringent requirements of the TCR may also result in increased public notification relating to water quality. The LCR establishes corrosion control techniques and requires monitoring to determine compliance with prescribed lead and copper levels in drinking water. If such levels are exceeded, a multi-year program involving additional monitoring, public notification, state-supervised corrosion control and treatment and replacement of lead service lines could result. After the first two required testing periods, the Utilities were found to be in compliance with the LCR.
In 1994, the DPHAS determined that the utilities were in compliance with Synthetic Organic Chemical requirements and with Ground
Water Under the Direct Influence of Surface Water requirements, thereby avoiding additional potentially significant treatment process construction costs. Further SDWA-related regulations are anticipated for such water quality parameters as organics, inorganics and disinfection by-products and for enhanced surface water treatment. It is impossible to determine at this time the ultimate impact these regulations will have on the Utilities.

     The Company currently estimates that future capital costs of SWTR-mandated filtration facilities will approximate $51,000,000 for the period 1995 through 1997, without adjustment for inflation. At December 31, 1994, the Company had expended $6,500,000 for filtration facilities currently under construction, of which $5,000,000 has been expended on the Hemlocks Reservoir filtration facility and the remaining $1,500,000 at the Lakeville and Norfolk Reservoirs filtration facilities.

     Water quality tests are made continuously at all of the Utilities' water supply sources, and the Utilities believe they are in substantial compliance with regulations promulgated in connection with the organic chemical, inorganic chemical, physical, and bacteriological standards for drinking water. BHC has been voluntarily monitoring for Giardia and cryptosporidium, water quality concerns addressed by the SWTR. While evidence of Giardia and cryptosporidium have been detected in some surface water reservoir samples, none has been found in treated water samples.

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

     Aquifer protection legislation in Connecticut requires each water utility to conduct extensive groundwater data collection and groundwater mapping of critical wellfield areas. The

DEP is also proposing land-use regulations within these critical areas. The proposed legislation mandates that each municipality designate an aquifer protection agency to regulate land use in these areas.
Finally, the DEP, in consultation with the DPHAS and DPUC, is preparing guidelines for acquisition of lands for proposed public water supply wellfields. Regulations are still being prepared for this program and the effect of this legislation and related regulations cannot be determined at this time. If BHC were required to purchase additional land around its wellfields, the cost could be substantial.

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

Environmental Laboratories
- --------------------------

     Laboratories. The Company conducts an environmental testing laboratory business through IEA, which operates six laboratories in Connecticut, Florida, Illinois, Massachusetts, New Jersey and North Carolina through six corporate subsidiaries. IEA believes that it is among the 20 largest environmental testing laboratory businesses in the country. IEA is headquartered at its Cary, North Carolina, facility.

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

     Technology. IEA has invested in sophisticated analytical testing equipment needed to process a large volume of tests with accurate results. IEA laboratories are equipped with Gas Chromatography/Mass Spectrometry instruments, which identify specified organic and inorganic chemical compounds within a sample by means of electron beam "fingerprinting." IEA owns chromatograph instruments, which are used extensively to perform organics testing. IEA laboratories contain inductively coupled plasma instruments and atomic absorption units for inorganics analysis. IEA laboratories perform wet-chemistry tests for general chemistry parameters and also offer a range of microscopy services including asbestos analysis.

     Laboratory Employees. Experienced personnel qualified in the use of the instruments and related computer systems used by IEA are critical to its operations. IEA has a staff of 302, which includes 183 scientists and technicians. IEA's laboratory services are marketed by a field and in-house sales staff, which is supported by IEA's Client Service Department as well as by IEA's scientific and technical staff.

     Customers. During 1994, IEA serviced approximately 1,500 customers. No single customer represented 10 percent or more of IEA's revenues during that period. IEA's broad client base includes consulting and engineering firms, public and private water companies, large and small industrial and high-tech companies, federal government agencies including the EPA, and various state and local government bodies, including state environmental departments, municipalities and waste treatment facilities.

     Competition. The environmental testing business is highly competitive. Its participants compete primarily on the basis of price and service. Many customers view environmental testing as a commodity and for them, price is the most important factor in purchasing decisions. Following a period of rapid growth, the environmental testing business is now characterized by significant overcapacity. As a result of these factors, operating margins tend to be low.

     Estimates of the number of commercial laboratory companies range between 1,000 and 1,500, although IEA believes that the 30 largest companies account for approximately 50 percent of industry revenues. Most laboratory companies are single-laboratory operations serving a local market. As the environmental services market has matured over the past 20 years, the trend has been toward consolidation and larger laboratory companies that operate several laboratories. This trend has been driven, in part, by the increasing sophistication and expense of laboratory equipment. In addition, larger laboratory companies can offer a wider variety of services and equipment. Some customers, particularly larger companies with operations in multiple locations, prefer to deal with larger laboratory companies. In addition, some environmental service businesses operate in-house laboratories that exclusively service their own environmental testing needs. IEA's competitors include larger companies that possess greater financial resources than the Company. The three IEA laboratories that participate in the CLP compete with approximately 50 other laboratory companies that bid for such EPA work.

     Regulatory Background. Federal and state environmental laws and regulations have been the primary force driving the environmental testing laboratory market. The proliferation of environmental regulations over the past two decades has required increasingly sophisticated analysis and remediation of a growing range of environmental hazards. The environmental services industry has grown rapidly in response to regulatory demands for tests that reveal the nature and quantity of any contamination caused during the handling, use and transportation of hazardous substances, the treatment, storage and disposal of wastes, and the remediation of contaminated sites. As advances in technology have continued to make more sophisticated testing possible, regulations have often been revised to require those more sophisticated tests.

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

     Seasonality. IEA's business is affected by seasonality, with the busiest period during the late spring, summer and early fall, when sampling and construction activity are at their peak. Sampling, and therefore the related testing, falls off for large parts of IEA's service area during the winter months because of frozen ground and water and accumulations of snow in some parts of the country.

Utility Management Services
- ---------------------------

     The Company, through Hydrocorp and its AMS subsidiary, provides clients with an integrated range of utility management services, including contract management and operations, information services, water and wastewater billing and collections and various engineering, operations and management consulting services. AMS clients are private and municipal water and wastewater utilities, including municipal systems engaged in privatization initiatives. The utility management services businesses are highly competitive.

     Hydrocorp also has minority interests in small businesses which provide security consulting services and automated mapping and facilities management services to utilities, industry, municipalities and government agencies.

Forest Products
- ---------------

     The Company is engaged in the forest products industry through Timco, which has operations in New Hampshire consisting of a sawmill complex and formerly a wood waste electricity cogeneration plant. The sawmill complex processes and markets kiln-dried, finished eastern white pine and other lumber. The product is used in the remodeling and do-it-yourself markets and, to a lesser extent, in the construction of new homes. It is marketed in the Northeast and Mid-Atlantic regions through lumber wholesalers, distributors and, in some instances, directly to retailers. Wholesalers and distributors, in turn, sell the product to the construction trade and to retail outlets. Timco obtains the timber used in its products from independent loggers and from purchased timber rights. A four megawatt electricity cogeneration plant, which no longer is used to produce electricity, is located at the sawmill complex. The main by-product of the cogeneration plant is to produce low-cost steam for drying lumber and heating some of the sawmill buildings.

     In November 1994, Timco agreed to terminate its long-term rate order with PSNH under which Timco sold electricity produced at its cogeneration plant to PSNH. Under the agreement PSNH paid Timco $8,195,105 in exchange for the assignment of the rate order to PSNH and a release of PSNH's obligations to buy power from Timco. As a result of this transaction, Timco will not have these cogeneration revenues in the future. Revenues from electricity cogeneration were $3,000,000 in 1994 and $3,500,000 in 1993.

     Traditionally, the demand for Timco's lumber is lower in the winter months and inventories are built up in anticipation of the busier spring and summer season. The lumber products industry is very competitive, on the basis of quality and price. Timco faces competition on the basis of both quality and price from domestic and foreign forest product companies, many of which have greater resources than the Company.

Real Estate
- -----------

     The Company treats real estate as a separate business segment in order to distinguish the earnings impact from sales of surplus utility land from the results of utility operations. For a discussion of the surplus off-watershed land which the Utilities intend to market as appropriate, see "Item 2. Properties."

Employees
- ---------

     As of December 31, 1994, the Company employed approximately 679 persons on a full-time basis, including 276 in the Public Water Supply business, 305 in the Environmental

Laboratories and Utility Management Services business and 98 in the Forest Products business. None of the Company's employees is covered by collective bargaining arrangements, and the Company believes its relations with its employees are satisfactory.

Executive Officers
- ------------------

     For information concerning the Company's executive officers, see "Item 10. Directors and Executive Officers of the Registrant".


ITEM 2.  PROPERTIES
- -------------------

     BHC owns a 20,000-square-foot headquarters building and a 44,370-square-foot Operations Center in Bridgeport, and leases an additional 22,000 square feet of office, laboratory and garage space in Bridgeport for utility operations. SWC owns its 13,618-square-foot headquarters and operations facility in Stamford, Connecticut. Aquarion owns nonutility land totaling approximately 99 acres in Easton and Litchfield, Connecticut.

     At December 31, 1994, BHC owned in the aggregate 11 active reservoirs and approximately 1,657 miles of water mains, of which approximately 41 miles have been laid in the past five years. In addition, SWC owned five active reservoirs at year-end. The rights to locate and maintain water transmission and distribution mains are secured by charter, easement and permit and are generally perpetual. Water is delivered to the distribution system from four major and several smaller reservoirs and 42 producing wells. Eight additional reservoirs are used for storage purposes and are interconnected with the distribution reservoirs.

     BHC owns two dual-media filtration plants for treatment of its Trap Falls and Easton Lake reservoir systems, which plants have capacities of 25 and 20 MGD, respectively. SWC owns a 24 MGD rapid-sand and activated-carbon filtration plant for treatment of its entire reservoir system.

     BHC owns approximately 19,000 acres of real property, most of which consists of reservoirs and surrounding watershed, located in Fairfield, New Haven, and Litchfield counties in Connecticut. All but 1,360 specified acres of such property are subject to the first lien arising under the BHC Indenture securing its First Mortgage Bonds. SWC owns approximately 2,400 acres of real property, which consists almost exclusively of reservoirs and surrounding watershed, pumps, standpipes and building facilities, located in Stamford and New Canaan, Connecticut, and in Pound Ridge and Lewisboro, New York.

     The DPHAS regulates public water company lands according to a three-tiered classification system. Class I lands cannot be sold, leased or transferred. The DPHAS may authorize a transfer or change in use of Class II lands only upon a finding that there will be no adverse impact upon the public water supply and that any use restrictions required as a condition of transfer are enforceable against subsequent owners and occupants of the lands. Class III lands, which are off-watershed, are not currently subject to regulation by the DPHAS. BHC has identified approximately 2,700 acres of land it believes are surplus to its water supply needs, and therefore would qualify as Class III land. All of this Class III land, which includes approximately 570 acres that have never been in rate base, is available for sale, although all of it may not be marketable. Up to 530 additional acres could become available if the DPHAS approves the abandonment of a former reservoir system in New Haven County and reclassifies that existing watershed property as Class III land, as requested by the Company.

     Real property may not be sold or transferred by a water utility without the prior approval of the DPUC and compliance with other restrictions imposed by Connecticut law. State laws and regulations govern, among other things, to whom certain water company lands may be transferred, with preference given to other water companies, the municipality in which the property is located and the State of Connecticut, in that order. Additionally, the disposition of the proceeds of any permissible sale is subject to state law.

     Until changed by statute in 1988, it had been the practice of the DPUC to apply gains from the sale of surplus water company land that had ever been in the rate base to ratepayers. In effect, these gains served as an offset against operating expenses, thereby substituting profits from the sale of such land for revenues that would otherwise be provided through rates. Legislation enacted in 1988, the Equitable Sharing Statute, required the DPUC to use an accounting treatment to "equitably allocate" the economic benefits of the net proceeds from the sales of Class III land which was previously in the utility's rate base between the Company's ratepayers and its shareholders. Ratepayers do not share in gains from the sale of land that has never been in rate base.

     The Equitable Sharing Statute was clarified by a 1990 amendment which provides that the economic benefits from the sale of former-rate-base, Class III land that promotes a perpetual public interest in open space or recreational use shall be allocated "substantially in favor" of shareholders when 25 percent or more of the land sold is to be used for open space or recreational purposes.

     In January 1994, the DPUC approved the sale of 7.29 acres of land in Weston, Connecticut, which BHC had subdivided into three residential building lots. This subdivision contained no open space donation. The DPUC provided ratemaking treatment that allocates net gains 50 percent to shareholders and 50 percent to ratepayers.

     In October 1994, the DPUC approved the sale of 20.63 acres of land in Easton, Connecticut, which BHC had subdivided into eight residential building lots that will be marketed in 1995. This subdivision contained an open space donation in excess of 25 percent. The DPUC provided ratemaking treatment that allocates net gains 67 percent to shareholders and 33 percent to ratepayers.

     In November 1994, the DPUC approved the sale of 32.70 acres of land in Monroe, Connecticut, which BHC had subdivided into five residential building lots that will be marketed in 1995. This subdivision contained an open space donation in excess of 25 percent. The DPUC proved ratemaking treatment that allocates net gains 50 percent to shareholders and 50 percent to ratepayers.

     In December 1994, the DPUC approved the sale of 8.65 acres of land in Weston, Connecticut, which BHC had divided into two residential building lots that will be marketed in 1995. This parcel of land had never been in BHC's rate base. The DPUC provided ratemaking treatment that allocates 100 percent of the net gains to shareholders.

     The Company leases all of its laboratory facilities, except for the Massachusetts laboratory, which it owns. Aquarion owns 50 percent of Key Partners III, a partnership that owned IEA's North Carolina laboratory and headquarters facility. In December 1994, Key Partners sold the facility for $3,800,000, which produced an after-tax gain to Aquarion of $283,000. The smallest of IEA's laboratories occupies approximately 6,750 square feet. The largest, located in Cary, North Carolina, occupies approximately 30,000 square feet. The Company believes that the laboratory facilities owned or leased are adequate for its current and anticipated future needs and that the amounts paid for all the leases into which it has entered are reasonable.


ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     The registrant has nothing to report for this item.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     The registrant has nothing to report for this item.


                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
- -----------------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

     Page 43 of the Company's Annual Report to Shareholders for the year ended December 31, 1994 is incorporated by reference herein pursuant to Rule 12b-23 of the Securities and Exchange Act of 1934 (the "Act") and to Instruction G(2) to Form 10-K.

     Aquarion has declared and paid quarterly dividends on its common stock without interruption since its organization in 1969 and, prior thereto, BHC paid dividends annually on its common stock without interruption since 1890. Dividends, when declared, are normally paid on the 30th day of January, April, July and October.

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

     Dividends on Aquarion common stock can be paid only out of its net profits and surplus. Aquarion's ability to pay dividends is further restricted by the terms of Aquarion's 5.95 percent unsecured Senior Note due January 1999 and 7.8 percent unsecured Senior Notes due June 1997 (the "Aquarion Notes"). As of December 31, 1994, the applicable restrictions would have permitted payment of additional dividends on Aquarion's common stock of up to $35,000,000.

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


ITEM 6.   SELECTED FINANCIAL DATA
- ---------------------------------

     See Page 1 ("Selected Financial Data") and Pages 42 - 43
("Supplemental Financial Data") of the Company's Annual Report to
Shareholders for the year ended December 31, 1994, which is incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

     See Page 1 ("Selected Financial Data") and Pages 15 - 22 of the Company's Annual Report to Shareholders for the year ended
December 31, 1994, which is incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -----------------------------------------------------

     The consolidated financial statements, together with the report thereon of Price Waterhouse, LLP, dated January 30, 1995, appearing on Pages 23 - 40 and Page 1 ("Selected Financial Data") and Pages 42 - 43 ("Supplemental Financial Data") of the accompanying 1994 Annual Report to Shareholders of Aquarion Company are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- ---------------------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

     The registrant has nothing to report for this item.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

     The information as to directors required by Item 10 is set forth at Pages 2 - 9 of the Company's Definitive Proxy Statement, dated March 22, 1995 relating to the proposed Annual Meeting of Shareholders to be held on April 25, 1995, filed with the Commission pursuant to Regulation 14a under the Act, and is incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(3) to Form 10-K.

Executive Officers
- ------------------

     The executive officers of the registrant are listed below. These officers were elected to the offices indicated on April 26, 1994, except as otherwise noted, for a term expiring with the 1995 annual meeting of directors. Except as indicated, all have been with registrant and its predecessors in an executive capacity for more than five years. There are no family relationships among members of the executive officers. There were no arrangements or undertakings between any of the officers listed below and any other person pursuant to which he or she was selected as an officer.

                                                              Served
                                                                as
                               Office, Business Experience   Officer
Executive Officer          Age   During Past Five Years       Since
- -----------------          --- ---------------------------   -------

Jack E. McGregor           60  President and Chief           1985
                               Executive Officer of the
                               Company. Director of Bay
                               State Gas Company, People's
                               Bank and Physicians Health
                               Services, Inc., President,
                               Director and Chairman of
                               Executive Committee,
                               National Association of
                               Water Companies. Trustee of
                               Fairfield University and
                               Mystic Marinelife Aquarium.

Richard K. Schmidt, Ph.D   50  Senior Vice President         1992
                               (since April 1993) of the
                               Company; President and
                               Chief Executive Officer of
                               IEA (since March 1992);
                               formerly President and
                               Chief Operating Officer
                               (1984-1992) of Mechanical
                               Technology, Inc.


James S. McInerney         57  Senior Vice President         1989
                               (since April 1992) of the
                               Company; President (since
                               April 1991) and Chief
                               Operating Officer (since
                               January 1990) of BHC, and
                               Chairman and Chief
                               Executive Officer (since
                               January 1990) of Stamford
                               Water Company. Executive
                               Vice President (1990 to
                               April 1991) of BHC.
                               Mr. McInerney is a
                               Director, President or Vice
                               President of certain of the
                               Company's other
                               subsidiaries.

Janet M. Hansen            52  Senior Vice President         1983
                               (since April 1993), Chief
                               Financial Officer (since
                               April 1992) and Treasurer
                               (since 1988) of the Company
                               and Vice President (since
                               1989), Chief Financial
                               Officer (since April 1991)
                               and Treasurer (since 1985)
                               of BHC; Mrs. Hansen is Vice
                               President and Treasurer
                               (since April 1991) of IEA
                               and Chairman of the Board
                               and Chief Executive Officer
                               (since April 1992) of
                               Timco.  Mrs. Hansen is also
                               Vice President, Chief
                               Financial Officer and
                               Treasurer of certain of the
                               Company's other subsid-
                               iaries.

Larry L. Bingaman          45  Vice President, Corporate     1990
                               Relations and Secretary
                               (since April 1993); Vice
                               President, Marketing and
                               Communications (since 1990)
                               of the Company.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

      Pages 8 - 13 of the Company's Definitive Proxy Statement, dated March 22, 1995, relating to the proposed Annual Meeting of Shareholders to be held on April 25, 1995, filed with the Commission pursuant to Regulation 14a under the Act are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(3) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

      Pages 4 - 5 of the Company's Definitive Proxy Statement, dated March 22, 1995, relating to the proposed Annual Meeting of Shareholders to be held on April 25, 1995, filed with the Commission pursuant to Regulation 14a under the Act, are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(3) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The registrant has nothing to report for this item.

                               PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

     a)   The following documents are filed as part of this report:

                                                       Page in
                                                       Annual Report*
                                                       -------------

(1)  Consolidated Statements of Income for the
     three years ended December 31, 1994                    23

     Consolidated Balance Sheets at December 31, 1994
     and 1993                                              24-25

     Consolidated Statements of Cash Flows for the
     three years ended December 31, 1994                    26

     Consolidated Statements of Shareholders' Equity
     for the three years ended December 31, 1994            27

     Notes to Consolidated Financial Statements
            Report of Independent Accountants              28-39


            Selected Financial Data                          40

            Supplemental Financial Information             42-43

*    Incorporated by reference from the indicated pages of the 1994
     Annual Report to Shareholders.
                          ____________________

(b)  Reports on Form 8-K

     The Company did not file a report on Form 8-K for the fourth quarter of the year ended December 31, 1994.

(c)  Exhibits:

     Each document referred to below is incorporated by reference to the files of the Commission, unless the referene is preceded by an asterisk (*). Each management contract, compensatory plan or arrangement required to be filed as an exhibit hereto is prescedd by a double asterisk (**).

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

    10(b)  Seventeenth Supplemental Mortgage of BHC dated as September
           1, 1960.(2)

    10(c)  Nineteenth Supplemental Mortgage of BHC dated as of
           August 1, 1965.(1)

    10(d)  Twentieth Supplemental Mortgage of BHC dated as of
           November 1, 1968.(1)

    10(e)  Loan and Trust Agreement of Timco as of November 1,
           1984.(1)

    10(f)  Note Agreement of BHC dated January 24, 1991.(3)

    10(g)  Note Agreement of Aquarion dated as of May 19, 1992.(5)

  **10(h)  Aquarion Long-Term Incentive Plan.(1)

    10(i)  Joint Venture Agreement between John J. Brennan, Jr.,
           William A. Brennan and Main Street South Corporation dated February 23, 1979.(4)

  **10(j)  Employment Agreement between Aquarion and James S.
           McInerney, dated June 1, 1990.(6)

  **10(k) Employment Agreement between Aquarion and Janet M. Hansen dated November 1, 1992.(5)

* **10(l)  Agreement between Aquarion and William S. Warner dated
           October 15, 1989.

* **10(m)  Employment Agreement between Aquarion and Jack E. McGregor dated January 1, 1990.

* **10(n)  Form of Stock Option Award Agreement for options granted pursuant to Long-Term Incentive Plan.

    10(o)  Purchase Agreement dated July 28, 1989 by and among
           Frederick T. Doane, Heike A. Doane and Aquarion.(3)

    10(p)  Purchase Agreement dated July 10, 1990 by and among
           Robert L. MacDonald and Aquarion.(3)

    10(q) Stock Purchase Agreement dated November 5, 1990 between Paul B. Priest, A C Laboratories, Inc. and Aquarion.(3)

    10(r)  Stock Purchase Agreement dated as of December 7, 1990 between Aquarion and the sellers listed on Schedule 2. 1
           thereof.(3)

  **10(s) Employment Agreement between Aquarion and Larry L. Bingaman dated June 11, 1990.(3)

    10(t) Amendment dated September 12, 1991 to the Stock Purchase Agreement dated as of December 7, 1990.(1)

    10(u) Purchase and Sale Agreement dated September 12, 1991, by and among YWC Technologies, Inc., Bird Corporation, YWC, Inc., Interim Dewatering Services, Inc., Ad+Soil, Inc. and Aquarion.(1)

    10(v)  Agreement for Construction Management Services dated
           April 18, 1991 between BHC and Gilbane Building Company.(1)

* **10(w)  Employment Agreement between Aquarion and Dr. Richard K.
           Schmidt dated April 1, 1994.

  **10(x) Employment Agreement between Industrial and Environmental Analysts, Inc. and David C. Houle dated September 1, 1992.(5)

    10(y)  Loan Agreement of BHC dated as of June 1, 1990.(6)

    10(z) First Mortgage Bonds, Series C and Preferred Stock, 1968 Series, Purchase Agreement of SWC dated July 1968.(5)

   10(aa)  Revolving Credit Agreement of Aquarion dated May 14, 1993.(7)

  *10(bb)  Revolving Credit Agreement amendment dated May 12, 1994.

   10(cc)  Loan Agreement of BHC dated as of June 1, 1993. (7)

   10(dd)  Loan Agreement of SWC dated September 1, 1993.(8)

   10(ee)  Loan Agreement of BHC dated December 1, 1993.(9)

   10(ff)  Note Agreement of Aquarion dated January 4, 1994.(9)

   10(gg)  Aquarion Stock Incentive Plan.(9)

   *13(a)  Annual Report to Shareholders for the year ended
           December 31, 1994.

   *21(a)  Subsidiaries of Aquarion

   *23(a)  Consent of Independent Accountants

   *24(a)  Power of Attorney

   *27(a)  Financial Data Schedule
____________________

[FN]
(1)        Filed as part of Aquarion's Form 8 Amendment to its
           Form 10-Q for the quarter ended September 30, 1991, filed February 19, 1992.

(2)        Filed as an Exhibit to BHC's Registration Statement on
           Form S-1, File Number 2-23434, dated April 26, 1965.

(3) Filed as part of the Annual Report of the Company on Form 10-K for the year ended December 31, 1990.

(4)        Filed as part of the Amendment No. 1 to the Company's
           Registration Statement as Form S-7, File No. 2-74305, dated November 5, 1981.

(5) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(6) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

(7) Filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(8) Filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(9) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquarion Company
- ----------------
 (Registrant)


By         /s/Janet M. Hansen
   ------------------------------------------        March 23, 1995
             Janet M. Hansen
  Senior Vice president, Treasurer and
         Chief Financial Officer
(Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By                  *
   ------------------------------------------        March 23, 1995
            William S. Warner
   Chairman of the Board of Directors
              and Director


By                  *
   -----------------------------------------         March 23, 1995
            Jack E. McGregor
   President, Chief Executive Officer
              and Director


By                  *
   ------------------------------------------        March 23, 1995
         George W. Edwards, Jr.
                Director


By
   ------------------------------------------
          Geoffrey Etherington
                Director

By                  *
   ------------------------------------------        March 23, 1995
         Norwick R. G. Goodspeed
                Director


By                  *
   ------------------------------------------        March 23, 1995
           Janet D. Greenwood
                Director


By                  *
   ------------------------------------------        March 23, 1995
         Donald M. Halsted, Jr.
                Director


By                  *
   ------------------------------------------        March 23, 1995
             Eugene D. Jones
                Director


By                  *
   ------------------------------------------        March 23, 1995
            Larry L. Pflieger
                Director


By
   ------------------------------------------
          G. Jackson Ratcliffe
                Director


By
   ------------------------------------------
            John A. Urquhart
                Director


By         /s/Janet M. Hansen
   ------------------------------------------
             Janet M. Hansen
            Attorney-in-Fact

                             EXHIBIT 21(a)
                             -------------

                    Subsidiaries of the Registrant
                    ------------------------------


.  Bridgeport Hydraulic Company, incorporated in the State of Connecticut

.  Stamford Water Company, incorporated in the State of Connecticut

.  Main Street South Corporation, incorporated in the State of Connecticut

.  Timco, Inc., incorporated in the State of Connecticut

.  Hydrocorp, Inc., incorporated in the State of Delaware

. Industrial and Environmental Analysts, Inc., incorporated in the State of Vermont

. Industrial and Environmental Analysts, Inc., Massachusetts, incorporated in the State of Massachusetts

. Industrial and Environmental Analysts, Inc., New Jersey, incorporated in the State of Delaware

. Industrial and Environmental Analysts, Inc., Illinois, incorporated in the State of Delaware

. Industrial and Environmental Analysts, Inc., Florida, incorporated in the State of Florida

.  SRK Holding, Inc., incorporated in the State of Connecticut

.  THC Acquisition Corp., incorporated in the State of Delaware

.  YWC, Inc., incorporated in the State of Connecticut

.  Aquarion Management Services, Inc., incorporated in the State of Delaware

                             EXHIBIT 23(a)
                             -------------

                  Consent of Independent Accountants
                  ----------------------------------


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-52973) and in the Registration Statement on Form S-8 (No. 33-53473) of our report dated January 30, 1995, which appears on Page 40 of the 1994 Annual Report to Shareholders of Aquarion Company, which is incorporated by reference in Aquarion Company's Annual Report on Form 10-K for the year ended December 31, 1994.




Price Waterhouse LLP

Stamford, Connecticut
March 30, 1995
                               -26-