Form 10-Q
period 1995-03-31
AQUARION CO
filed 1995-05-12
CIK 49423

Form 10-Q

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES     EXCHANGE ACT OF 1934

     For the quarterly period ended        March 31, 1995
                                         ------------------
                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

               Commission File Number        1-8060
                                          ------------
                   AQUARION COMPANY
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)

       Delaware                                06-0852232
- -------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

835 Main Street, Bridgeport, Connecticut          06601
- -----------------------------------------     ------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (203) 335-2333
                                                    ----------------

- ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X   No
                            ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 2, 1995:

            Common Stock
   No Par Value (Stated Value: $1)                6,659,730
  ---------------------------------         -----------------
                Class                        Number of Shares

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements

                   AQUARION COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                               UNAUDITED

                                      Three Months Ended March 31,
                                  ---------------------------------
                                          1995         1994
                                         ------       ------
                                   (In thousands, except share data)

 Operating revenues                       $25,602     $25,850
                                          -------     -------
 Costs and expenses:
      Operating                             9,346       9,397

      General and administrative            3,953       4,100

      Depreciation                          2,909       2,982

      Interest expense                      2,050       2,144

      Taxes other than income taxes         3,220       3,140
                                          -------     -------
 Total costs and expenses                  21,478      21,763
                                          -------     -------
                                            4,124       4,087

 Allowance for funds used during
 construction                                 112          86
                                          -------     -------
 Income before income taxes                 4,236       4,173

 Income taxes                               1,845       1,599
                                          -------     -------
      Net income                          $ 2,391      $2,574
                                          =======     =======

      Per share                           $  0.36     $  0.40
                                          =======     =======
 Weighted average common shares
 outstanding                            6,621,946   6,485,996
                                        =========   =========

The accompanying notes are an integral part of these consolidated financial statements.


                   AQUARION COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                               UNAUDITED

                                     Three Months Ended March 31,
                                     ----------------------------
                                          1995        1994
                                         ------      ------
                                    (In thousands, except share data)


 Beginning of period                     $16,628     $15,015

 Net income                                2,391       2,574
                                         -------     -------
                                          19,019      17,589

 Deduct:   Cash dividends declared
           on common stock, $.405
           per share per quarter
           in 1995 and 1994                2,688       2,666
                                         -------     -------
 End of period                           $16,331     $14,923
                                         =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                   AQUARION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                               UNAUDITED

                                     March 31,        December 31,
 ASSETS                                 1995              1994
                                     ---------        ------------
                                           (In thousands)


 Property, plant and equipment        $387,740          $378,708

 Less: accumulated depreciation        126,032           123,166
                                      --------          --------
      Net property, plant and
      equipment                        261,708           255,542
                                      --------          --------

 Current assets:

 Cash and cash equivalents                 527             1,335
                                      --------          --------
 Accounts receivable:

      Customers                         14,896            15,946

      Miscellaneous                      1,442             1,158
                                      --------          --------
                                        16,338            17,104

 Less: allowance for doubtful
 accounts                                3,024             2,762
                                      --------          --------
                                        13,314            14,342

 Accrued revenues                        8,898             9,596

 Inventories                             3,253             3,077

 Prepaid expenses                        9,330             8,006
                                      --------          --------
      Total current assets              35,322            36,356
                                      --------          --------
 Goodwill                               10,181            10,283

 Recoverable income taxes               46,874            47,099

 Other assets                           22,968            22,665
                                      --------          --------
                                      $377,053          $371,945
                                      ========          ========

The accompanying notes are an integral part of these consolidated financial statements.


                   AQUARION COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                               UNAUDITED


 LIABILITIES AND                      March 31,       December 31,
 SHAREHOLDERS' EQUITY                    1995             1994
                                      ---------       ------------
                                    (In thousands, except share data)
Shareholders' equity:
 Preferred stock, no par value,
      authorized 2,500,000 shares
      not to exceed aggregate
      value of $25,000,000,
      issuable in series-none
      issued                          $        -      $        -

 Common stock, stated value: $1
      Authorized-16,000,000 shares
      Issued-6,719,701 shares in
      1995 and 6,690,013 shares in
      1994                                 6,720           6,690

 Capital in excess of stated value        94,734          94,152

 Retained earnings                        16,331          16,628
                                       ---------       ---------
                                         117,785         117,470

 Less: cost of treasury stock,
      81,462 shares in 1995 and
      84,992 shares in 1994                2,236           2,338
                                       ---------       ---------
      Total shareholders' equity         115,549         115,132
                                       ---------       ---------
 Redeemable preferred stock of               330             330
                                       ---------       ---------
 Long-term debt and other obligations    111,446         111,466
                                       ---------       ---------
 Current liabilities:

 Short-term borrowings, unsecured          8,800               -

 Current maturities of long-term           4,077           4,077

 Accounts payable and accrued             10,750          12,832

 Dividends payable                         2,688           2,675

 Accrued interest                          1,925           2,035

 Taxes other than income taxes             1,348           1,532

 Income taxes                              1,569           4,171
                                        --------        --------
      Total current liabilities           31,157          27,322
                                        --------        --------
 Advances for construction                23,798          23,407

 Contributions in aid of                  21,609          21,589

 Deferred land sale gains                    333             427

 Accrued postretirement benefit            2,706           2,231

 Recoverable income taxes                  6,005           6,005

 Deferred taxes                           64,120          64,036
                                        --------        --------
                                        $377,053        $371,945
                                        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.


                   AQUARION COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               UNAUDITED

                                               Three Months Ended March 31,
                                               ----------------------------
                                                      1995         1994
                                                     ------       ------
                                                     (In thousands)


 Cash flows from operating activities:
    Net income                                       $2,391      $2,574
 Adjustments reconciling net income to net cash
      provided by operating activities:

    Depreciation and amortization                     3,157       3,217

    Allowance for funds used during construction       (112)        (86)

    Provision for losses on accounts receivable         223         299

    Deferred and prepaid income taxes, net              310         289

    Proceeds from sale of surplus land,
    net of gains                                        264         215

 Change in assets and liabilities (Note 3)           (4,659)     (3,038)
                                                     ------      ------
      Net cash provided by operating activities       1,574       3,470
                                                     ------      ------

 Cash flows from investing activities:

    Capital additions, excluding an allowance
      for funds used during construction             (9,153)     (2,339)

    Advances and contributions in aid of
      construction                                      485         311

    Refunds on advances for construction                (74)       (243)

    Other investing activities                         (357)       (270)
                                                     ------      ------
      Net cash used in investing activities          (9,099)     (2,541)
                                                     ------      ------
 Cash flows from financing activities:

    Net proceeds from short-term borrowings           8,800       1,800

    Proceeds from the issuance of common
    stock, net                                          612         407

    Principal payments on long-term debt                (20)        (19)

    Common dividends paid                            (2,675)     (2,621)
                                                     ------      ------
      Net cash provided by (used in)
        financing activities                          6,717        (433)
                                                     ------      ------
 Net (decrease) increase in cash and cash
   equivalents                                         (808)        496

 Cash and cash equivalents, beginning of
   period                                             1,335          90
                                                     ------      ------
 Cash and cash equivalents, end of period              $527        $586
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


                           AQUARION COMPANY
                           ----------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                               UNAUDITED
                               ---------

    Aquarion Company (Aquarion) is a holding company whose subsidiaries are engaged both in the regulated utility business of public water supply and in various nonutility businesses. Aquarion's utility subsidiary, Bridgeport Hydraulic Company (BHC) and BHC's subsidiary, Stamford Water Company (SWC), (collectively, the Utilities) collect, treat and distribute water for residential, commercial and industrial customers, to other utilities for resale and for private and municipal fire protection. The Utilities provide water to customers in 22 communities with a population of approximately 496,000 people in Fairfield, New Haven, and Litchfield Counties in Connecticut, including communities served by other utilities to which BHC makes water available on a wholesale basis for back-up supply or peak demand purposes through BHC's Southwest Regional Pipeline. BHC is the largest investor-owned water company in Connecticut and, with its SWC subsidiary, is among the ten largest investor-owned water companies in the nation. The Utilities are regulated by several Connecticut agencies, including the Connecticut
Department of Public Utility Control (DPUC).   Aquarion and its
subsidiaries (collectively, the Company) are also engaged in various nonutility activities. The Company conducts an environmental testing laboratory business through its Industrial and Environmental Analysts, Inc. group of laboratories which analyze contaminants in hazardous waste, soil, air and water (IEA). Additionally, the Company is engaged in various utility management service businesses through Hydrocorp, Inc. (Hydrocorp) and Aquarion Management Services, Inc.
(AMS), owns a forest products business through Timco, Inc. (Timco) and owns a real estate subsidiary, Main Street South Corporation (MSSC).


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

NOTE 2 - INVENTORIES
- --------------------

Inventories were comprised of the following (in thousands):

                                          March 31,       December 31,
                                            1995              1994
                                          ---------       ------------
                                                  (Unaudited)


 Lumber and logs                            $1,575             $1,333

 Materials and supplies                      1,678              1,744
                                            ------             ------
                                            $3,253             $3,077
                                            ======             ======

NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF CASH FLOWS

     Changes in assets and liabilities for the three month period ended March 31, are set forth below (in thousands):

CAPTION>
                                             1995         1994
                                            ------       ------
                                                (Unaudited)


     Decrease in accounts receivable       $1,502     $   176

     Increase in inventory                   (176)        (29)

     Increase in prepayments               (1,324)     (1,357)

     Decrease in accounts payable and
     accrued iabilities                    (1,607)     (1,713)

     (Decrease) increase in interest and
     taxes payable                         (2,895)        378

     Net changes in other noncurrent
     balance sheet items                     (159)       (493)
                                          -------     -------
                                          $(4,659)    $(3,038)
                                          =======     =======

     Supplemental cash flow information:


       Cash paid for:
            Interest                       $2,111      $2,339

            Income taxes                   $4,205      $  685


NOTE 4 - SALE OF SURPLUS LAND
- -----------------------------

     For the first three months of 1995, the Company sold approximately five acres of surplus land in two separate transactions for a total of $465,000. Total gains approximated $201,000, or $.03 per share.

NOTE 5 - ACQUISITIONS
- ---------------------

     Aquarion has proposed to acquire The New Canaan Water Company ("NCWC") and Ridgefield Water Supply Company ("RWSC") for Aquarion common stock with a market value of $3,500,000 and the repayment of certain indebtedness of The New Canaan Company ("NCC") in an amount not to exceed $130,000, less the amount of certain transaction costs and liabilities to be paid by Aquarion at closing. The acquisition and a related property exchange have been approved by the DPUC but remain contingent upon the approval of the Department of Public Health and Addiction Services ("DPHAS") for the transfer of the reservoir from the NCWC to the Second Taxing District ("STD"). A reservoir transfer permit is pending. The DPUC subsequently reopened its approval proceeding to consider the potential impact of the proposed but unrelated NCWC land sale on NCWC's ability to retire an existing $1.25 million loan from a third party lender and appropriate regulatory treatment of any shortfall between the net proceeds from such a sale and the amount of the debt and to consider certain anticipated costs associated with reregistration of RWSC supply sources. No final decision has yet been issued in the reopened proceeding. BHC and NCC have agreed that the acquisition will close whether or not the sale of land by NCWC and the retirement of NCWC debt, described above, takes place. However, the effect on the acquisition of any other terms and provisions of a DPUC approval, not contemplated by the agreement between BHC and NCC, cannot be predicted. The parties have agreed to extend their acquisition agreement and the related property exchange agreement until June 30, 1995. There is no certainty that the parties will agree to further extensions if the transaction has not closed by that time.

     On February 23, 1995, the Company filed an application with the DPUC to acquire Kent Water Company, a privately held water company serving 315 customers in Kent, Connecticut, for $60,000 in a cash transaction. The proposed acquisition was approved by the DPUC on April 20, 1995, and it is scheduled to become effective in the second quarter of 1995.

NOTE 6 - TERMINATION OF AGREEMENT
- ---------------------------------

In November 1994, Timco entered into an agreement with the Public Service Company of New Hampshire ("PSNH") under which Timco agreed to terminate its long-term rate order with PSNH. Under this rate order, Timco sold electricity produced at its cogeneration plant to PSNH. PSNH paid Timco $8,195,105 in exchange for the assignment of the rate order to PSNH and a release of PSNH's obligations to buy power from Timco. As a result of this transaction, Timco will not have these cogeneration revenues in the future. Revenues from electricity cogeneration were $800,000 for the first quarter of 1994 and $3,000,000 for the year-ended December 31, 1994.

NOTE 7 - RATE MATTERS
- ---------------------

     On April 20, 1995, BHC filed an application with the DPUC for a Construction-Work-in-Progress (CWIP) water rate surcharge of
1.97 percent of current revenues to recover 90 percent of the carrying costs, through March 31, 1995, of capital used in the construction of a filter plant at its Hemlocks Reservoir in Fairfield, Connecticut. This plant, mandated by the Federal Safe Drinking Water Act of 1974
(SDWA), as amended, is estimated to cost approximately $50,000,000. This application updated the CWIP rate surcharge of 1.26 percent granted in March 1995.

     BHC will continue to file quarterly applications for increases in the CWIP rate surcharge as construction continues through 1997, at which time the filtration facilities are expected to be operational and subject to general ratemaking regulations.

NOTE 8 - SUBSEQUENT EVENT
- -------------------------

     On May 11, 1995, BHC issued a $30,000,000 unsecured note in consideration for a loan of the proceeds from the issuance by the Connecticut Development Authority (CDA) of an equal amount of tax-exempt Water Facilities Revenue Bonds. The tax-exempt CDA bonds have a 40-year maturity and initially bear interest at a weekly rate. At the option of the Company, the bonds may be converted or reconverted from time to time to or from a daily, weekly or flexible rate mode and with the consent of the CDA to a multiannual (fixed for periods of one year or multiples thereof) rate mode. In addition, the bonds, with the consent of the CDA, may be converted for their remaining term to bear interest at a fixed rate. While the bonds are in the daily, weekly or flexible rate modes, a letter of credit facility or substitute credit facility will be maintained. The proceeds of this bond issuance are to be used to finance costs incurred in the construction of the Hemlocks Reservoir Filtration Project and the filtration facilities at BHC's Lakeville and Norfolk Reservoirs.
Under the terms of the CDA bonds, proceeds are to be requisitioned from a construction fund held by a trustee for planned capital improvements and used to, at least initially, reduce short-term borrowings incurred to finance the cost of construction.

Item 2.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
Condition and Results of Operations
- -----------------------------------

     Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Aquarion's Annual Report on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K) should be read in conjunction with the comments below.

Capital Resources and Liquidity
- -------------------------------

   Capital Expenditures
- -----------------------

     The Company invested $9,153,000 in property, plant and equipment in the first three months of 1995, compared with $2,339,000 for the same 1994 period. The Utilities accounted for approximately $8,120,000 of plant additions during the current three month period, including $3,507,000 expended on SDWA mandated filtration facilities, with the balance being invested primarily in the Company's environmental testing laboratories and forest products operations. Management estimates that capital expenditures will total $41,500,000 in 1995, of which approximately $39,000,000 will be for water utility construction programs. Nonutility capital expenditures will approximate $2,500,000 in 1995, primarily for laboratory equipment at IEA.

   Financing Activities
   --------------------

     Due to the magnitude of the Company's construction programs and the capital-intensive nature of the public water supply business, financing has been provided from both internal and external sources. Historically, the Company's ability to finance its capital expenditures has depended substantially on rate relief. Pursuant to DPUC regulations, BHC is deriving additional revenues through the implementation of a CWIP rate surcharge in conjunction with the construction of its Hemlocks Reservoir filtration plant. The current surcharge of 1.26 percent will increase the Company's revenues by $762,000 on an annual basis. This surcharge, however, is expected to increase quarterly as BHC will continue to file quarterly applications during the construction period.

     The percentage of capital expenditures financed by net cash from operating activities was 17 percent and 100 percent for the three months ended March 31, 1995 and 1994, respectively. (See "Consolidated Financial Statements-Consolidated Statements of Cash Flows.") The remainder has been provided from external financing sources. The Company obtained funds of $485,000 from advances and contributions in aid of construction from developers and customers for the three months ended March 31, 1995.

     Funds from external sources historically have been borrowed on a short-term basis and periodically refinanced through long-term debt or equity issues. In May 1995, Aquarion renewed unsecured revolving credit agreements with five banks. These agreements, which are renewed annually provide $50,000,000 ($10,000,000 with each bank) of short-term credit availability on a committed basis. At March 31, 1995, $8,800,000 of short-term borrowings under the agreements was outstanding.

       In April 1994, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission to enhance its Dividend Reinvestment and Common Stock purchase plan (the "Plan") and include an additional 750,000 shares. As a result, the Company obtained funds of $636,000 through the Plan for the three months ended March 31, 1995.

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

Results of Operations for the three months
- ------------------------------------------
ended March 31, 1995 and 1994
- -----------------------------

     Net income for the three months ended March 31, 1995 was $2,391,000 compared with $2,574,000 for the same 1994 period.

     Operating results during the first three months of 1995 reflect the impact of lower revenues from the Utilities as well as a higher utility effective tax rate in 1995 compared with the previous year's quarter.

     Operating revenues for the first three months of 1995 decreased $248,000 from the comparable 1994 period. Forest Products experienced a decrease in revenues of $752,000, due to the termination of the cogeneration operation in November 1994. Revenues from the Utilities decreased $431,000, principally due to reduced 1995 consumption compared to 1994. Revenues from the Laboratories increased $846,000, reflecting the impact of higher sampling receipts in the first quarter of 1995. Revenues from Property Sales and Utility Management Services businesses account for the remainder of the variance.

     Operating expenses for the first three-months of 1995 decreased $51,000 from the comparable 1994 period. Forest products experienced a decrease in operating expenses of $497,000 which was primarily the result of the termination of the cogeneration operation. The Laboratories experienced an increase in operating expenses of $479,000 which was largely due to higher operating costs associated with the increased sampling receipts in the first quarter of 1995. Operating expenses from the Utilities, Property Sales and Utility Management Service businesses account for the remainder of the variance.

     General and administrative expenses for the first three months of 1995 decreased $147,000 from the comparable 1994 period. Expenses from the Utilities decreased $94,000 primarily due to lower costs associated with health insurance, pension and employee benefits expenses partially offset by increased costs for payroll and outside services. The Laboratories, Forest Products, Real Estate, Corporate and the Utility Management Services businesses account for the remainder of the variance.

     Depreciation expense for the first three months of 1995 was $73,000 lower than the 1994 comparable period. This decrease is primarily attributable to the retirement of the Cogeneration Plant at the Timco facility.

     Interest expense for the first three months of 1995 was $94,000 lower than the 1994 comparable period. Lower outstanding average short-term debt offset by higher short-term borrowing rates account for this variance.

     Taxes other than income taxes for the first three months of 1995 increased $80,000 over the comparable 1994 period. Increased payroll and property taxes account for this variance.

     Income taxes for the three months of 1995 were $246,000 higher than the comparable 1994 period primarily due to 1994 tax benefits associated with non-recurring refinancings.

Significant changes in balance sheet accounts
- ---------------------------------------------
for the three months ended March 31, 1995
- -----------------------------------------

     The increase of $1,324,000 in prepaid expenses is largely the result of prepaid property taxes that were paid in January 1995 and will be expensed over the first half of the year as well as an increase in the net pension credit.

     Short-term borrowings increased by $8,800,000 primarily due to increased construction costs for water filtration facilities and normal utility construction projects. Short-term debt was reduced in the fourth quarter 1994 with the proceeds received from PSNH in connection with the termination of the cogeneration operation.

     The decrease of $2,082,000 in accounts payable and accrued liabilities is principally due to lower general accounts payable and accrued payroll costs.

     Income taxes payable decreased by $2,602,000 due primarily to the payment of taxes related to the termination of the long-term rate order with PSNH, which occurred in the fourth quarter of 1994, and did not have to be reflected in earlier estimated tax payments.

                      PART II. OTHER INFORMATION
                      --------------------------

ITEM 1. - LEGAL PROCEEDINGS
- ---------------------------

     All legal proceedings have previously been reported on the Annual Report on Form 10-K in Part I, Item 3 for the year ended December 31, 1994.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

     At the Annual Meeting of shareholders of the Company held on April 25, 1995, three directors were elected to a three-year term. The shareholders elected Geoffrey Etherington with 5,462,423 affirmative votes cast and 132,511 withheld, Edgar G. Hotard with 5,448,695 affirmative votes cast and 146,239 withheld and Jack E. McGregor with 5,458,602 affirmative votes cast and 136,332 withheld.

     Shareholders ratified the selection of Price Waterhouse as independent accountants for 1995 with 5,456,210 affirmative votes cast, 44,114 negative votes and 94,610 abstentions.

     In addition, the shareholders rejected a shareholder proposal to declassify the Board of Directors and eliminate the election of directors for overlapping, staggered terms with 2,118,399 negative votes cast, 1,685,439 affirmative votes, 222,670 abstentions and 1,568,426 broker nonvotes.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

     (a)       Exhibits

               27    Financial Data Schedule (filed herewith).

     (b) The Company did not file a report on Form 8-K for the three months ended March 31, 1995.

                               SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AQUARION COMPANY



Date:     May 12, 1995                  By     /s/JANET M. HANSEN
      --------------------                 ----------------------------
                                                 Janet M. Hansen
                                              Senior Vice President,
                                            Chief Financial Officer and
                                                   Treasurer