Form 10-Q
period 1995-06-30
AQUARION CO
filed 1995-08-03
CIK 49423

Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


      (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    June 30, 1995
                                               ---------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ___________

                Commission File Number        1-8060
                                             --------

                             AQUARION COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                       06-0852232
      -------------------------------    ------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

      835 Main Street, Bridgeport, Connecticut            06601
     ------------------------------------------       -----------
      (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (203) 335-2333
                                                    ----------------

- -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No
                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 27, 1995:

         Common Stock
No Par Value (Stated Value: $1)                          6,671,496
- -------------------------------                      ------------------
           Class                                      Number of Shares

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements

                                       AQUARION COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                   UNAUDITED

                                                     Quarter Ended June 30,         Six Months Ended June 30,
                                                    -----------------------       ---------------------------
                                                      1995           1994              1995             1994
                                                    --------        -------           -------          -------
                                                               (In thousands, except share data)

 Operating revenues                                  $28,414        $29,619           $54,016          $55,469

 Costs and expenses:
    Operating                                         10,465         11,013            19,811           20,410

    General and administrative                         4,493          4,622             8,446            8,722

    Depreciation                                       2,905          2,980             5,814            5,962

    Interest expense                                   2,243          2,029             4,293            4,173

    Taxes other than income taxes                      2,993          3,136             6,213            6,276
                                                     -------        -------           -------          -------
 Total costs and expenses                             23,099         23,780            44,577           45,543
                                                     -------        -------           -------          -------
                                                       5,315          5,839             9,439            9,926

 Allowance for funds used during
   construction                                          176            104               288              190
                                                     -------        -------           -------          -------
 Income before income taxes                            5,491          5,943             9,727           10,116

 Income taxes                                          2,384          2,371             4,229            3,970
                                                     -------        -------           -------          -------

    Net income                                        $3,107        $ 3,572            $5,498          $ 6,146
                                                     =======        =======            ======          =======

    Per share                                        $  0.47        $  0.55           $  0.83          $  0.95
                                                     =======        =======           =======          =======

 Weighted average common shares outstanding        6,655,383      6,509,710         6,638,757        6,497,919
                                                   =========      =========         =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                       AQUARION COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                   UNAUDITED

                                                         Quarter Ended June 30,           Six Months Ended June 30,
                                                         ----------------------           -------------------------
                                                          1995             1994             1995              1994
                                                         ------           ------           ------            ------
                                                                   (In thousands, except share data)

RETAINED EARNINGS


Beginning of period                                      $16,331          $14,923          $16,628           $15,015

Net income                                                 3,107            3,572            5,498             6,146
                                                         -------          -------          -------           -------
                                                          19,438           18,495           22,126            21,161

Deduct:  Cash dividends declared on common stock,
         $.405 per share per quarter in 1995 and
         1994                                              2,702            2,606            5,390             5,272
                                                         -------          -------          -------           -------
End of period                                            $16,736          $15,889          $16,736           $15,889
                                                         =======          =======          =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

                                       AQUARION COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                   UNAUDITED

                                                                    June 30,              December 31,
 ASSETS                                                               1995                    1994
                                                                    --------              ------------
                                                                           (In thousands)


 Property, plant and equipment                                      $399,053                $378,708

 Less: accumulated depreciation                                      129,061                 123,166
                                                                    --------                --------
     Net property, plant and equipment                               269,992                 255,542
                                                                    --------                --------

 Current assets:

 Cash and cash equivalents                                               201                   1,335
                                                                    --------                --------
 Accounts receivable:

     Customers                                                        15,385                  15,946

     Miscellaneous                                                     1,427                   1,158
                                                                     -------                --------
                                                                      16,812                  17,104

 Less: allowance for doubtful accounts                                 2,950                   2,762
                                                                     -------                --------
                                                                      13,862                  14,342

 Accrued revenues                                                     10,491                   9,596

 Inventories                                                           4,104                   3,077

 Prepaid expenses                                                      8,375                   8,006
                                                                     -------                --------
     Total current assets                                             37,033                  36,356
                                                                     -------                --------
 Goodwill                                                             10,080                  10,283

 Recoverable income taxes                                             46,874                  47,099

 Other assets                                                         24,418                  22,665
                                                                    --------                --------
                                                                    $388,397                $371,945
                                                                    ========                ========


The accompanying notes are an integral part of these consolidated financial statements.


                                       AQUARION COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                   UNAUDITED

 LIABILITIES AND                                                    June 30,             December 31,
 SHAREHOLDERS' EQUITY                                                 1995                   1994
                                                                   ---------             ------------
                                                                   (In thousands, except share data)


 Shareholders' equity:
 Preferred stock, no par value, authorized 2,500,000
     shares not to exceed aggregate value of $25,000,000,
     issuable in series-none issued                                $      -              $        -

 Common stock, stated value: $1
     Authorized-16,000,000 shares
     Issued-6,752,791 shares in 1995 and 6,690,013 shares
     in 1994                                                          6,753                   6,690
 Capital in excess of stated value                                   96,088                  94,152
 Retained earnings                                                   16,736                  16,628
                                                                   --------                --------
                                                                    119,577                 117,470

 Less: cost of treasury stock, 81,306 shares in 1995 and
     84,992 shares in 1994                                            2,231                   2,338
                                                                   --------                --------
     Total shareholders' equity                                     117,346                 115,132
                                                                   --------                --------
 Redeemable preferred stock of subsidiaries                             330                     330
                                                                   --------                --------
 Long-term debt and other obligations                               121,542                 111,466
                                                                   --------                --------
 Current liabilities:

 Short-term borrowings, unsecured                                     7,500                       -

 Current maturities of long-term debt                                 4,075                   4,077

 Accounts payable and accrued liabilities                            11,456                  12,832

 Dividends payable                                                    2,702                   2,675

 Accrued interest                                                     2,115                   2,035

 Taxes other than income taxes                                        1,413                   1,532

 Income taxes                                                          (201)                  4,171
                                                                   --------              ----------
     Total current liabilities                                       29,060                  27,322
                                                                   --------              ----------
 Advances for construction                                           24,144                  23,407

 Contributions in aid of construction                                21,735                  21,589

 Deferred land sale gains                                               479                     427

 Accrued postretirement benefit cost                                  3,057                   2,231

 Recoverable income taxes                                             6,005                   6,005

 Deferred taxes                                                      64,699                  64,036
                                                                   --------              ----------
                                                                   $388,397                $371,945
                                                                   ========                ========

The accompanying notes are an integral part of these consolidated financial statements.

                                       AQUARION COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   UNAUDITED

                                                                                        Six months ended June 30,
                                                                                       --------------------------
                                                                                       1995                1994
                                                                                      ------              ------
                                                                                            (In thousands)

 Cash flows from operating activities:
     Net income                                                                        $5,498               $6,146

 Adjustments reconciling net income to net cash provided by operating activities:

     Depreciation and amortization                                                      6,317                6,428

     Allowance for funds used during construction                                        (288)                (190)

     Provision for losses on accounts receivable                                          442                  609

     Deferred and prepaid income taxes, net                                               889                1,240

     Proceeds from sale of surplus land, net of gains                                     760                1,063

 Change in assets and liabilities (NOTE 3)                                             (8,052)              (4,633)
                                                                                      -------              -------
       Net cash provided by operating activities                                        5,566               10,663
                                                                                      -------              -------

 Cash flows from investing activities:
     Capital additions, excluding an allowance
       for funds used during construction                                             (20,452)              (7,165)

     Advances and contributions in aid of construction                                  1,052                  972

     Refunds on advances for construction                                                (169)                (473)

     Other investing activities                                                          (436)                 293
                                                                                     --------              -------
       Net cash used in investing activities                                          (20,005)              (6,373)
                                                                                     --------              -------
 Cash flows from financing activities:
     Net proceeds from short-term borrowings                                            7,500                  700

     Proceeds from the issuance of common stock, net                                    1,399                  975

     Proceeds from the issuance of long-term debt                                      10,110                    -

     Principal payments on long-term debt                                                 (36)                 (36)

     Common dividends paid                                                             (5,363)              (5,253)

     Bond finance charges                                                                (305)                (156)
                                                                                      -------              -------
       Net cash used in financing activities                                           13,305               (3,770)
                                                                                      -------              -------

 Net increase (decrease) in cash and cash equivalents                                  (1,134)                 520

 Cash and cash equivalents, beginning of period                                         1,335                   90
                                                                                      -------              -------
 Cash and cash equivalents, end of period                                                $201                 $610
                                                                                      -------              -------

The accompanying notes are an integral part of these consolidated financial statements.

                               AQUARION COMPANY
                               ----------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                   UNAUDITED
                                   ---------

      Aquarion Company (Aquarion) is a holding company whose subsidiaries are engaged both in the regulated utility business of public water supply and in various nonutility businesses. Aquarion's utility subsidiary, Bridgeport Hydraulic Company (BHC) and BHC's subsidiary, Stamford Water Company (SWC), (collectively, the Utilities) collect, treat and distribute water for residential, commercial and industrial customers, to other utilities for resale and for private and municipal fire protection. The Utilities provide water to customers in 23 communities with a population of approximately 500,000 people in Fairfield, New Haven, and Litchfield Counties in
Connecticut, including communities served by other utilities to which BHC makes water available on a wholesale basis for back-up supply or peak demand purposes through BHC's Southwest Regional Pipeline. BHC is the largest investor-owned water company in Connecticut and, with its SWC subsidiary, is among the ten largest investor-owned water companies in the nation. The Utilities are regulated by several Connecticut agencies, including the Connecticut Department of Public Utility Control (DPUC). Aquarion and its subsidiaries (collectively, the Company) are also engaged in various nonutility activities. The Company conducts an environmental testing laboratory business through its Industrial and Environmental Analysts, Inc. group of laboratories which analyze contaminants in hazardous waste, soil, air and water (IEA). Additionally, the Company is engaged in various utility management service businesses through Hydrocorp, Inc. (Hydrocorp) and Aquarion Management Services, Inc. (AMS), owns a forest products business through Timco, Inc. (Timco) and owns a real estate subsidiary, Main Street South Corporation (MSSC).


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

      The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and as applied in the case of rate-regulated public utilities, comply with the Uniform System of Accounts and rate making practices prescribed by the DPUC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the calendar year. For example, water consumption is less in the first quarter of the year than during the warmer months. The laboratory testing business is seasonal as well with traditionally lower first quarter revenues. Other factors affecting the comparability of various accounting periods include the timing of rate increases granted the Utilities and the timing and magnitude of property sales. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - INVENTORIES
- --------------------


Inventories were comprised of the following (in thousands):

                                                 June 30,         December 31,
                                                   1995               1994
                                                 -------          ------------
                                                        (Unaudited)

   Lumber and logs                                  $2,348           $1,333
   Materials and supplies                            1,756            1,744
                                                    ------           ------
                                                    $4,104           $3,077
                                                    ======           ======

NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF
- ---------------------------------------------------------------
CASH FLOWS
- ----------
      Changes in assets and liabilities for the six month period ended June 30, are set forth below (in thousands):

                                                          1995           1994
                                                         ------         ------
                                                              (Unaudited)


   Increase in accounts receivable                       $ (856)      $(2,123)
   (Increase) decrease in inventory                      (1,027)          368
   Increase in prepayments                                 (369)         (386)
   Decrease in accounts payable and accrued liabilities    (550)          (39)
   (Decrease) increase in interest and taxes payable     (4,410)           39
   Net changes in other noncurrent balance sheet items     (840)       (2,492)
                                                        -------       --------
                                                        $(8,052)      $(4,633)
                                                        =======       =======
   Supplemental cash flow information:
     Cash paid for:
          Interest                                       $4,109        $4,662
          Income taxes                                   $7,775        $3,030


NOTE 4 - SALE OF SURPLUS LAND
- -----------------------------

      For the first six months of 1995, the Company sold approximately 26 acres of surplus land in eight separate transactions for a total of $1,110,000. Total gains approximated $350,000, or $.05 per share.

NOTE 5 - ACQUISITIONS
- ---------------------

      Aquarion  has  entered into an agreement to acquire The New Canaan Water
Company ("NCWC") and Ridgefield Water Supply Company ("RWSC") for Aquarion common stock with a market value of $3,500,000 and the repayment of certain indebtedness of The New Canaan Company ("NCC") in an amount not to exceed
$130,000, less the amount of certain transaction costs and liabilities to be paid by Aquarion at closing. The acquisition and a related property exchange have been approved by the DPUC but remain contingent upon the approval of the Department of Public Health ("DPH," formerly the Department of Public Health and Addiction Services) of an application for a permit to transfer the reservoir from the NCWC to the Second Taxing District ("STD"). On August 2,
1995  the  DPUC  extended  its

approvals to September 30, 1995, in a reopened proceeding which, among other matters, also extended NCWC's deadline for repayment of a $1,250,000 loan until September 30, 1995 and confirmed that proceeds of the sale of a certain parcel of land that abuts the reservoir would be applied toward repayment of such loan. The parties have agreed to extend their acquisition agreement and the related property exchange agreement until September 30, 1995, although the agreement by one party is subject to ratification by the party's governing body. There is no certainty that the parties will agree to further extensions if the transaction has not closed by that time.

      On June 1, 1995, the Company completed the previously announced acquisition of all of the operating assets of Kent Water Company, a privately held water company serving 315 customers in Kent, Connecticut, for $60,000 in cash and the assumption of debt of $1,200,000. Kent Water Company has annual revenues of approximately $200,000.

      On July 11, 1995, the Company filed an application with the DPUC to acquire all of the operating assets of Lakeside Water Company for $100,000 in cash and the assumption of Lakeside's CDA loan of approximately $101,000.
Lakeside, which has 160 customers, serves Southbury, Connecticut and has approximate annual revenues of $48,000.

      On  July  25,  1995,  the  Company filed an application with the DPUC to acquire  all  of  the  operating  assets  of  Timber  Trails Community Service
Corporation's  Water Division for $15,000 in cash, with the option to purchase two  additional  parcels  of  land  for  future improvements to serve existing
customers.    Timber  Trails,  which has 114 customers, serves Sherman and New
Fairfield, Connecticut and has approximate annual revenues of $50,000.

NOTE 6 - TERMINATION OF AGREEMENT
- ---------------------------------

      In  November  1994,  Timco  entered  into  an  agreement with the Public
Service Company of New Hampshire ("PSNH") under which Timco agreed to terminate its long-term rate order with PSNH. Under this rate order, Timco sold electricity produced at its cogeneration plant to PSNH. PSNH paid Timco
$8,195,105 in exchange for the assignment of the rate order to PSNH and a release of PSNH's obligations to buy power from Timco. As a result of this transaction, Timco will not have these cogeneration revenues in the future.
Revenues from electricity cogeneration were approximately $1,700,000 for the first six months of 1994 and approximately $3,000,000 for the year-ended
December 31, 1994.

NOTE 7 - RATE MATTERS
- ---------------------

      On  July  20,  1995,  BHC  filed  an  application  with  the  DPUC for a
Construction-Work-in-Progress  (CWIP)  water rate surcharge of 3.00 percent of current revenues to recover 90 percent of the carrying costs, through June 30,
1995,  of  capital  used in the construction of a filter plant at its Hemlocks
Reservoir in Fairfield, Connecticut.  This plant, mandated by the Federal Safe
Drinking  Water  Act  of  1974  (SDWA),  as  amended,  is  estimated  to  cost
approximately  $50,000,000.   This application updated the CWIP rate surcharge
of 1.97 percent granted in May 1995.

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

Capital Resources and Liquidity
- -------------------------------

   Capital Expenditures
   --------------------

      The Company invested $20,452,000 in property, plant and equipment in the first six months of 1995, compared with $7,165,000 for the same 1994 period.
The Utilities accounted for approximately $18,640,000 of plant additions during the current six month period, including $7,982,000 expended on SDWA mandated filtration facilities, approximately $1,700,000 for the acquisition of Kent Water Company, and approximately $1,500,000 invested in hardware and software primarily for a new computer system for the Utility Operations.
Environmental testing laboratories and forest products operations accounted for approximately $1,800,000 of plant additions in 1995. Management estimates that capital expenditures will total $41,500,000 in 1995, of which approximately $39,000,000 will be for water utility construction programs.
Nonutility capital expenditures will approximate $2,500,000 in 1995, primarily for laboratory equipment, and computer equipment and software at IEA.

   Financing Activities
   --------------------

      Due  to  the  magnitude  of  the Company's construction programs and the capital-intensive  nature  of  the public water supply business, financing has been  provided  from  both  internal  and external sources.  Historically, the
Company's  ability  to  finance  its  capital  expenditures  has  depended substantially  on  rate relief.  Pursuant to DPUC regulations, BHC is deriving additional  revenues  through  the  implementation of a CWIP rate surcharge in conjunction  with the construction of its Hemlocks Reservoir filtration plant.
The  current surcharge of 1.97 percent will increase the Company's revenues by
$1,194,000  on  an  annual  basis.    This  surcharge, however, is expected to
increase  quarterly as BHC will continue to file quarterly applications during the construction period.

      On    May  11,  1995,  BHC  issued  a  $30,000,000  unsecured  note  in consideration  for a loan of the proceeds from the issuance by the Connecticut
Development  Authority (CDA) of an equal amount of tax-exempt Water Facilities
Revenue Bonds.  The tax-exempt CDA bonds have a 40-year maturity and initially bear  interest  at a weekly rate.  At the option of the Company, the bonds may be  converted  or  reconverted from time to time to or from a daily, weekly or flexible rate mode and with the consent of the CDA to a multiannual (fixed for periods  of one year or multiples thereof) rate mode.  In addition, the bonds, with the consent of the CDA, may be converted for their remaining term to bear
interest  at  a  fixed  rate.    While  the  bonds are in the daily, weekly or
flexible rate modes, a letter of credit facility or substitute credit facility
will  be  maintained.    The  proceeds of this bond issuance are to be used to
finance   costs  incurred  in  the  construction  of  the  Hemlocks  Reservoir
Filtration  Project  and  the  filtration  facilities  at  BHC's Lakeville and
Norfolk  Reservoirs.    Under  the  terms of the CDA bonds, proceeds are to be
requisitioned  from  a construction fund held by a trustee for planned capital improvements  and,  at  least  initially, used to reduce short-term borrowings incurred  to  finance the cost of construction.  At June 30, 1995, the Company had requisitioned approximately $10,100,000 for the filtration projects.

      The  percentage  of  capital  expenditures  financed  by  net  cash from operating  activities  was 27 percent and 100 percent for the six months ended
June  30,  1995  and  1994,  respectively.    (See

"Consolidated  Financial Statements-Consolidated  Statements of Cash Flows.")
The remainder has been provided  from  external  financing  sources.
The Company obtained funds of $1,052,000 from advances and contributions in aid of construction from developers and customers for the six months ended June 30, 1995.

      Funds  from external sources historically have been borrowed on a short-
term  basis  and  periodically  refinanced  through  long-term  debt or equity
issues.    In May 1995, Aquarion renewed unsecured revolving credit agreements
with  five  banks.    These  agreements,  which  are  renewed annually provide
$50,000,000  ($10,000,000 with each bank) of short-term credit availability on
a  committed  basis.    At  June 30, 1995, $7,500,000 of short-term borrowings
under the agreements was outstanding.

      The Company obtained funds of $1,345,000 from issuances of Common Stock under its Dividend Reinvestment and Common Stock Purchase Plan (the "Plan") for the six months ended June 30, 1995.

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

Results of Operations for the six months
- ----------------------------------------
ended June 30, 1995 and 1994
- ----------------------------

      Net income for the six months ended June 30, 1995 was $5,498,000 compared with $6,146,000 for the same 1994 period.

      Operating results during the first six months of 1995 reflect the impact of lower revenues from Real Estate sales and the Utilities as well as a higher utility effective tax rate in 1995 compared with the previous year.

      Operating revenues for the first six months of 1995 decreased $1,453,000 from  the  comparable  1994 period.  Forest Products experienced a decrease in revenues  of  $1,652,000, due to the termination of the cogeneration operation in November 1994.  Property Sales revenues decreased by $645,000 due primarily to  a  strong  second  quarter  of sales in 1994.  Revenues from the Utilities decreased  $461,000,  principally  due to reduced 1995 consumption compared to
1994.    Revenues  from  the Laboratories increased $1,383,000, reflecting the
impact  of  higher  sampling  receipts  in  1995.    Revenues from the Utility
Management Services businesses account for the remainder of the variance.

      Operating expenses for the first six months of 1995 decreased $599,000 from the comparable 1994 period. Forest products experienced a decrease in operating expenses of $1,201,000 which was primarily the result of the termination of the cogeneration operation. Operating expenses from property sales decreased by $179,000 due to the decreased volume in Land Sales program.
The Laboratories experienced an increase in operating expenses of $721,000 which was largely due to higher operating costs associated with the increased sampling receipts in 1995. Operating expenses from the Utilities and Utility Management Service businesses account for the remainder of the variance.

      General and administrative expenses for the first six months of 1995 decreased $276,000 from the comparable 1994 period. Expenses from the Utilities decreased $375,000 primarily due to lower costs associated with bad debt expense, health insurance, pension and employee benefits expenses partially offset by increased costs for payroll and outside services. This decrease was partially offset by an increase in consulting fees at the Laboratories and in other Corporate expenses . Forest Products, Real Estate and the Utility Management Services businesses account for the remainder of the variance.

      Depreciation expense for the first six months of 1995 was $148,000 lower than the 1994 comparable period. This decrease is primarily attributable to the retirement of the Cogeneration Plant at the Timco facility.

      Interest expense for the first six months of 1995 was $120,000 higher than the 1994 comparable period due to the interest expense associated with the 1995 debt issuance by BHC of $30,000,000 and higher short-term borrowing rates partially offset by lower outstanding average short-term debt.

      Taxes other than income taxes for the first six months of 1995 decreased
$63,000 over the comparable 1994 period. Decreased property taxes of $182,000 offset by increased payroll taxes of $119,000 account for this variance.

      Income taxes for the six months of 1995 were $259,000 higher than the comparable 1994 period. The 1994 effective tax rate was lower as a result of the tax benefits associated with non-recurring refinancings.

Results of Operations for the three months
- ------------------------------------------
ended June 30, 1995 and 1994
- ----------------------------

      Net income for the three months ended June 30, 1995 was $3,107,000 compared with $3,572,000 for the same 1994 period.

      Operating results during the second quarter of 1995 reflect the impact of lower revenues from Property Sales in 1995 compared with the previous year's quarter.

      Operating  revenues  during  the  second  quarter  of  1995  decreased
$1,205,000 from the comparable 1994 period. Forest Products experienced a decrease in revenues of $900,000, due to the termination of the cogeneration operation in November 1994. Property Sales revenues decreased by $785,000 due to a higher level of sales in the second quarter of 1994. Revenues from the Laboratories increased $537,000, reflecting the impact of higher sampling receipts in the second quarter of 1995. Revenues from the Utilities and Utility Management Services businesses account for the remainder of the variance.

      Operating expenses during the second quarter of 1995 decreased $548,000 from the comparable 1994 period. Forest Products experienced a decrease in operating expenses of $704,000 which was primarily the result of the termination of the cogeneration operation. Operating expenses from property sales decreased by $159,000 due to the lower level of land sales in 1995. The
Laboratories experienced an increase in operating expenses of $323,000 which was largely due to higher operating costs associated with the increased sampling receipts in the second quarter of 1995. Operating expenses from the Utilities and Utility Management Service businesses account for the remainder of the variance.

      General and administrative expenses during the second quarter of 1995 decreased $129,000 from the comparable 1994 period. Expenses from the Utilities decreased $282,000 primarily due to lower costs associated with bad debt expense, health insurance, pension and employee benefits expenses partially offset by increased costs for outside services. The Laboratories experienced an increase in general and administrative expenses of $84,000 for consulting fees, and Corporate expenses increased by $60,000 in 1995. Forest
Products, Real Estate and the Utility Management Services businesses account for the remainder of the variance.

      Depreciation expense for the second quarter of 1995 was $75,000 lower than the 1994 comparable period. This decrease is primarily attributable to the retirement of the Cogeneration Plant at the Timco facility.

      Interest expense for the second quarter of 1995 was $214,000 higher than
the  1994  comparable  period.   This increase was largely attributable to the
interest  expense associated with the 1995 debt issuance by BHC of $30,000,000 and higher short-term borrowing rates.

      Taxes  other  than income taxes for the second quarter of 1995 decreased
$143,000  over  the  comparable  1994  period.    Decreased  property taxes of
$199,000  partially  offset  by increased payroll taxes of $56,000 account for this variance.

Significant changes in balance sheet accounts
- ---------------------------------------------
for the six months ended June 30, 1995
- --------------------------------------

      The increase of $1,027,000 in inventory is largely the result of the Forest Products division's build-up of inventory to reach their normal level of summer inventory.

      Short-term borrowings increased by $7,500,000 primarily due to increased construction costs for normal utility construction projects. Short-term debt was reduced in the fourth quarter 1994 with the proceeds received from PSNH in connection with the termination of the cogeneration operation.

      The decrease of $1,376,000 in accounts payable and accrued liabilities is principally due to lower general accounts payable and accrued payroll costs.

      Income taxes payable decreased by $4,372,000 due primarily to the payment of taxes related to the 1994 termination of the long-term rate order with PSNH, which did not have to be reflected in earlier estimated tax payments and accelerated state tax payments in 1995.

      Accrued postretirement benefit costs increased by $826,000 in 1995 which was largely the result of the recognition of the transition obligation resulting from the Company's adoption of FASB No. 106 "Employers Accounting for Postretirement Benefits Other than Pensions" in 1993. As allowed by
FASB No. 106, the Company has elected to recognize the transition obligation of $10,471,000 over 20 years.



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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

      All "Submission of Matters to a Vote of Security Holders" have been previously reported on Form 10-Q in Part II, Item 4 for the quarter ended
March 31, 1995.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

      (a)         Exhibits.

                  27  Financial Data Schedule (filed herewith).

      (b) The Company did not file a report on Form 8-K for the six months ended June 30, 1995.







                                   SIGNATURE
                                   ---------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AQUARION COMPANY



Date:         August 3, 1995                 By    /s/JANET M. HANSEN
       ------------------------                  ----------------------
                                                     Janet M. Hansen
                                                 Senior Vice President,
                                               Chief Financial Officer and
                                                        Treasurer



