Form 10-Q
period 1995-09-30
AQUARION CO
filed 1995-11-09
CIK 49423

Form 10-Q

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


      (Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    September 30, 1995
                                           ---------------------
                                    OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ___________

              Commission File Number        1-8060
                                        -----------------
                           AQUARION COMPANY
            ------------------------------------------------
          (Exact name of registrant as specified in its charter)

                    Delaware                       06-0852232
            ------------------------       -------------------------
       (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

         835 Main Street, Bridgeport, Connecticut        06601
         ------------------------------------------      ------
         (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:  (203) 335-2333
                                                           --------------

      ------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X   No
                                    ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 6, 1995:

          Common Stock
No Par Value (Stated Value: $1)                     6,847,099
  -------------------------------             --------------------
           Class                                Number of Shares

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements


                     AQUARION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                 UNAUDITED

                                       Quarter Ended          Nine Months Ended
                                       September 30,            September 30,
                                 -----------------------    ---------------------
                                     1995          1994        1995        1994
                                    ------        ------      ------      ------
                                         (In thousands, except share data)

Operating revenues                $   29,999    $  29,649   $  84,015   $   85,118
                                  ----------    ---------   ---------   ----------
Costs and expenses:

   Operating                          10,511       11,101      30,322       31,511

   General and administrative          5,497        4,764      13,943       13,486

   Depreciation                        2,907        2,982       8,721        8,944

   Interest expense                    2,327        2,126       6,620        6,299

   Taxes other than income taxes       3,242        3,190       9,455        9,466
                                  ----------     --------   ---------   ----------
Total costs and expenses              24,484       24,163      69,061       69,706
                                  ----------     --------   ---------   ----------
                                       5,515        5,486      14,954       15,412

Allowance for funds used during
  construction                           221          140         509          330
                                  ----------     --------   ---------   ----------
Income before income taxes             5,736        5,626      15,463       15,742

Income taxes                           2,494        2,207       6,723        6,177
                                  ----------     --------    --------   ----------

   Net income                     $    3,242    $   3,419   $   8,740   $    9,565
                                  ==========    =========   =========   ==========

   Per share                      $     0.48    $    0.52   $    1.31   $     1.47
                                  ==========    =========   =========   ==========

Weighted average common shares
outstanding                        6,688,199    6,546,851   6,655,419    6,514,409
                                   =========    =========   =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                     AQUARION COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 UNAUDITED

                                        Quarter Ended         Nine Months Ended
                                        September 30,           September 30,
                                     -------------------     -------------------
                                       1995        1994        1995        1994
                                      ------      ------      ------      ------
                                          (In thousands, except share data)

RETAINED EARNINGS

Beginning of period                   $16,736     $15,889     $16,628     $15,015

Net income                              3,242       3,419       8,740       9,565
                                      -------     -------     -------     -------
                                       19,978      19,308      25,368      24,580

Deduct:  Cash dividends declared on
         common stock, $.405 per
         share per quarter in 1995
         and 1994                       2,715       2,661       8,105       7,933
                                      -------     -------     -------     -------
End of period                         $17,263     $16,647     $17,263     $16,647
                                      =======     =======     =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                     AQUARION COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                 UNAUDITED


                                              September 30,       December 31,
 ASSETS                                           1995                1994
                                              -------------       ------------
                                                        (In thousands)


 Property, plant and equipment                      $407,989        $378,708

 Less: accumulated depreciation                      131,150         123,166
                                                    --------        --------
    Net property, plant and equipment                276,839         255,542
                                                    --------        --------
 Current assets:

 Cash and cash equivalents                               151           1,335
                                                    --------        --------
 Accounts receivable:

    Customers                                         18,141          15,946

    Miscellaneous                                        773           1,158
                                                    --------        --------
                                                      18,914          17,104

 Less: allowance for doubtful accounts                 3,150           2,762
                                                    --------        --------
                                                      15,764          14,342

 Accrued revenues                                      9,209           9,596

 Inventories                                           3,919           3,077

 Prepaid expenses                                      9,040           8,006
                                                    --------        --------
    Total current assets                              38,083          36,356
                                                    --------        --------
 Goodwill                                              9,978          10,283

 Recoverable income taxes                             46,874          47,099

 Other assets                                         24,487          22,665
                                                    --------        --------
                                                    $396,261        $371,945
                                                    ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                     AQUARION COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                 UNAUDITED


 LIABILITIES AND                             September 30,      December 31,
 SHAREHOLDERS' EQUITY                            1995               1994
                                             -------------      ------------
                                            (In thousands, except share data)

 Shareholders' equity:
 Preferred stock, no par value,
    authorized 2,500,000 shares not to
    exceed aggregate value of
    $25,000,000, issuable in series-none      $                  $
    issued                                               -                -

 Common stock, stated value: $1
    Authorized-16,000,000 shares
    Issued-6,784,154 shares in 1995 and
    6,690,013 shares in 1994                         6,784            6,690

 Capital in excess of stated value                  96,060           94,152

 Retained earnings                                  17,263           16,628
                                             -------------       ----------
                                                   120,107          117,470

 Less: cost of treasury stock, 81,295
    shares in 1995 and 84,992 shares in
    1994                                             2,231            2,338
                                            --------------       ----------
    Total shareholders' equity                     117,876          115,132
                                            --------------       ----------
 Redeemable preferred stock of                         330              330
                                            --------------       ----------
 Long-term debt and other obligations              126,318          111,466
                                            --------------       ----------
 Current liabilities:

 Short-term borrowings, unsecured                   10,100                -

 Current maturities of long-term debt                   71            4,077

 Accounts payable and accrued liabilities           12,469           12,832

 Dividends payable                                   2,715            2,675

 Accrued interest                                    1,911            2,035

 Taxes other than income taxes                       1,626            1,532

 Income taxes                                        1,459            4,171
                                              ------------       ----------
    Total current liabilities                       30,351           27,322
                                              ------------       ----------
 Advances for construction                          25,049           23,407

 Contributions in aid of construction               21,736           21,589

 Deferred land sale gains                              694              427

 Accrued postretirement benefit cost                 3,220            2,231

 Recoverable income taxes                            6,005            6,005

 Deferred taxes                                     64,682           64,036
                                               -----------      -----------
                                                  $396,261         $371,945
                                               ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     AQUARION COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 UNAUDITED


                                                    Nine months ended September 30,
                                                    -------------------------------
                                                            1995           1994
                                                           ------         ------
                                                              (In thousands)
 Cash flows from operating activities:
    Net income                                              $8,740         $9,565

 Adjustments reconciling net income to net cash provided by operating activities:

    Depreciation and amortization                            9,394          9,623

    Allowance for funds used during construction              (509)          (330)

    Provision for losses on accounts receivable                590            919

    Deferred and prepaid income taxes, net                     872          1,928

    Proceeds from sale of surplus land, net of gains         1,446          1,204

 Change in assets and liabilities (NOTE 3)                  (8,271)        (5,992)
                                                           -------        -------
      Net cash provided by operating activities             12,262         16,917
                                                           -------        -------

 Cash flows from investing activities:

   Capital additions, excluding an allowance
      for funds used during construction                   (29,849)       (12,363)

   Advances and contributions in aid of construction         1,949          1,658

    Refunds on advances for construction                      (160)          (507)

    Other investing activities                                 105            (52)
                                                           -------        -------
      Net cash used in investing activities                (27,955)       (11,264)
                                                           -------        -------
 Cash flows from financing activities:

    Net proceeds from short-term borrowings                 10,100            700

    Proceeds from the issuance of common stock, net          2,001          2,069

    Proceeds from the issuance of long-term debt            14,903              -

    Principal payments on long-term debt                    (4,057)           (53)

    Common dividends paid                                   (8,065)        (7,894)

    Bond finance charges                                      (373)          (228)
                                                           -------        -------
     Net cash provided by (used in) financing activities    14,509         (5,406)
                                                           -------        -------

 Net (decrease) increase in cash and cash                   (1,184)           247

 Cash and cash equivalents, beginning of period              1,335             90
                                                           -------        -------
 Cash and cash equivalents, end of period                  $   151        $   337
                                                           =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                             AQUARION COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 UNAUDITED


      Aquarion Company (Aquarion) is a holding company whose subsidiaries are engaged both in the regulated utility business of public water supply and in various nonutility businesses. Aquarion's utility subsidiary, Bridgeport Hydraulic Company (BHC) and BHC's subsidiary, Stamford Water Company (SWC), (collectively, the Utilities) collect, treat and distribute water for residential, commercial and industrial customers, to other utilities for resale and for private and municipal fire protection. The Utilities provide water to customers in 23 communities with a population of approximately 500,000 people in Fairfield, New Haven, and Litchfield Counties in Connecticut, including communities served by other utilities to which BHC makes water available on a wholesale basis for back-up supply or peak demand purposes through BHC's Southwest Regional Pipeline. BHC is the largest investor-owned water company in Connecticut and, with its SWC subsidiary, is among the ten largest investor-owned water companies in the nation. The Utilities are regulated by several Connecticut agencies, including the Connecticut Department of Public Utility Control (DPUC). Aquarion and its subsidiaries (collectively, the Company) are also engaged in various nonutility activities. The Company conducts an environmental testing laboratory business through its Industrial and Environmental Analysts, Inc. (IEA) group of laboratories which analyze contaminants in hazardous waste, soil, air and water. Additionally, the Company is engaged in various utility management service businesses through Hydrocorp, Inc. (Hydrocorp) and Aquarion Management Services, Inc. (AMS), owns a forest products business through Timco, Inc. (Timco) and owns a real estate subsidiary, Main Street South Corporation (MSSC).


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

NOTE 2 - INVENTORIES
--------------------

Inventories were comprised of the following (in thousands):

                                           September 30,        December 31,
                                                1995               1994
                                           --------------       ------------
                                                     (Unaudited)

 Lumber and logs                                  $2,159           $1,333

 Materials and supplies                            1,760            1,744
                                                  ------           ------
                                                  $3,919           $3,077
                                                  ======           ======

NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF
---------------------------------------------------------------
CASH FLOWS
-----------

      Changes in assets and liabilities for the nine-month period ended September 30, are set forth below (in thousands):

                                                         1995      1994
                                                        ------    ------
                                                           (Unaudited)
 Increase in accounts receivable                       ($1,941)   ($3,503)

 (Increase) decrease in inventory                         (842)       689

 (Increase) in prepayments                              (1,034)    (2,240)

 Increase in accounts payable and accrued liabilities      626      1,417

 (Decrease) increase in interest and taxes payable      (2,741)       419

 Net changes in other noncurrent balance sheet items    (2,339)    (2,774)
                                                        ------    -------
                                                       ($8,271)   ($5,992)
                                                        ======     ======
 Supplemental cash flow information:
   Cash paid for:
        Interest                                        $6,586     $6,557
        Income taxes                                    $8,775     $4,622

NOTE 4 - SALE OF SURPLUS LAND
-----------------------------

      For the first nine months of 1995, the Company sold approximately 42 acres of surplus land in 14 separate transactions for a total of $2,025,000. Total gains approximated $579,000 or $.09 per share. During the first nine months of 1994, the Company sold approximately 41 acres of surplus land for a total of $1,970,000. Total gains approximated $766,000 or $.12 per share.

NOTE 5 - ACQUISITIONS
---------------------

      On June 1, 1995, the Company completed the previously announced acquisition of all of the operating assets of Kent Water Company, a privately held water company serving 315 customers in Kent, Connecticut, for $60,000 in cash, the assumption of liablities of $120,000 and the assumption of debt of $1,220,000. Kent Water Company has annual revenues of approximately $200,000.

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

NOTE 6 - TERMINATION OF AGREEMENT
---------------------------------

      In November 1994, Timco entered into an agreement with the Public Service Company of New Hampshire (PSNH) under which Timco agreed to terminate its long-term rate order with PSNH. Under this rate order, Timco sold electricity produced at its cogeneration plant to PSNH. PSNH paid Timco $8,195,105 in exchange for the assignment of the rate order to PSNH and a release of PSNH's obligations to buy power from Timco. As a result of this transaction, Timco will not have these cogeneration revenues in the future. Revenues from electricity cogeneration were approximately $2,600,000 for the first nine months of 1994 and approximately $3,000,000 for the year-ended December 31, 1994.

NOTE 7 - RATE MATTERS
---------------------

      On October 20, 1995, BHC filed an application with the DPUC for a Construction-Work-in-Progress (CWIP) water rate surcharge of 4.27 percent of current revenues to recover 90 percent of the carrying costs, through September 30, 1995, of capital used in the construction of a filter plant at its Hemlocks Reservoir in Fairfield, Connecticut. This plant, mandated by the Federal Safe Drinking Water Act of 1974 (SDWA), as amended, is estimated to cost approximately $50,000,000. This application updated the CWIP rate surcharge of 3.00 percent granted in August 1995.

      BHC will continue to file quarterly applications for increases in the CWIP rate surcharge as construction continues through 1997, at which time the filtration facility is expected to be operational and subject to general ratemaking regulations.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

      On October 12, 1995 Aquarion completed the acquisition of The New Canaan Water Company (NCWC) and Ridgefield Water Supply Company (RWSC) for 123,053 shares of Aquarion common stock with a market value of $2,828,692 and the repayment of certain indebtedness of The New Canaan Company (NCC) in an amount of $100,000. Immediately after the acquisition closed, the parties completed a property exchange whereby the Monroe Environmental Leasing Partnership (MELP) transferred to NCWC a commercial building and the property on which it is situated, NCWC transferred a reservoir and related property to the Second Taxing District of Norwalk (STD) and STD in turn paid $2,200,000 to MELP, which also received $214,157 from Aquarion. The property exchange resulted in net income to Aquarion of approximately $1,100,000 or $.16 per share, which will be recognized in the fourth quarter. Consolidated annual revenues from NCWC and RWSC were approximately $2,900,000 for the year-ended December 31, 1994 and approximately $2,500,000 for the nine-months ended September 30, 1995.

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

Capital Resources and Liquidity
-------------------------------

   Capital Expenditures
   --------------------

      The Company invested $29,849,000 in property, plant and equipment in the first nine months of 1995, compared with $12,363,000 for the same 1994 period. The Utilities accounted for approximately $27,665,000 of plant additions during the current nine month period, including $13,300,000 expended on SDWA mandated filtration facilities, approximately $1,400,000 for the acquisition of Kent Water Company, and approximately $2,100,000 invested in hardware and software primarily for a new computer information system for the Utility Operations. Environmental testing laboratories and forest products operations accounted for approximately $2,184,000 of plant additions in 1995. Management estimates that capital expenditures will total $41,500,000 in 1995, of which approximately $39,000,000 will be for water utility construction programs. Nonutility capital expenditures will approximate $2,500,000 in 1995, primarily for laboratory equipment, and computer equipment and software at IEA.

   Financing Activities
   --------------------

      Due to the magnitude of the Company's construction programs and the capital-intensive nature of the public water supply business, financing has been provided from both internal and external sources. Historically, the Company's ability to finance its capital expenditures has depended substantially on rate relief. Pursuant to DPUC regulations, BHC is deriving additional revenues through the implementation of a CWIP rate surcharge in conjunction with the construction of its Hemlocks Reservoir filtration plant. The current surcharge of 3.00 percent will increase the Company's revenues by $1,812,000 on an annual basis. This surcharge, however, is expected to increase quarterly as BHC will continue to file quarterly applications during the construction period. (Note 7)

      On May 11, 1995, BHC issued a $30,000,000 unsecured note in consideration for a loan of the proceeds from the issuance by the Connecticut Development Authority (CDA) of an equal amount of tax-exempt Water Facilities Revenue Bonds. The tax-exempt CDA bonds have a 40-year maturity and initially bear interest at a weekly rate. At the option of the Company, the bonds may be converted or reconverted from time to time to or from a daily, weekly or flexible rate mode and with the consent of the CDA to a multiannual (fixed for periods of one year or multiples thereof) rate mode. In addition, the bonds, with the consent of the CDA, may be converted for their remaining term to bear interest at a fixed rate. While the bonds are in the daily, weekly or flexible rate modes, a letter of credit facility or substitute credit facility will be maintained. The proceeds of this bond issuance are to be used to finance costs incurred in the construction of the Hemlocks Reservoir Filtration Project and the filtration facilities at BHC's Lakeville and Norfolk Reservoirs. Under the terms of the CDA bonds, proceeds are to be requisitioned from a construction fund held by a trustee for planned capital improvements and, at least initially, used to reduce short-term borrowings incurred to finance the cost of construction. At September 30, 1995, the Company had requisitioned approximately $14,903,000 for the filtration projects.

      The percentage of capital expenditures financed by net cash from operating activities was 41 percent and 100 percent for the nine months ended September 30, 1995 and 1994, respectively. (See

Consolidated Financial Statements-Consolidated Statements of Cash Flows.)
The remainder has been provided from external financing sources. The Company obtained funds of $1,949,000 from advances and contributions in aid of construction from developers and customers for the nine months ended September 30, 1995.

      Funds from external sources historically have been borrowed on a short-term basis and periodically refinanced through long-term debt or equity issues. In May 1995, Aquarion renewed unsecured revolving credit agreements with five banks. These agreements, which are renewed annually provide $50,000,000 ($10,000,000 with each bank) of short-term credit availability on a committed basis. At September 30, 1995, $10,100,000 of short-term borrowings under the agreements was outstanding.

      The Company obtained funds of $2,028,000 from issuances of Common Stock under its Dividend Reinvestment and Common Stock Purchase Plan (the
Plan) for the nine months ended September 30, 1995.

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

Results of Operations for the nine months
-----------------------------------------
ended September 30, 1995 and 1994
---------------------------------

      Net income for the nine months ended September 30, 1995 was $8,740,000 compared with $9,565,000 for the same 1994 period.

      Operating results during the first nine months of 1995 reflect the impact of the lack of cogeneration income from the forest products segment versus 1994 as well as a higher utility effective income tax rate in 1995 compared with the previous year.

      Operating revenues for the first nine months of 1995 decreased $1,103,000 from the comparable 1994 period. Forest Products experienced a decrease in revenues of $2,852,000 due to the termination of the cogeneration operation in November 1994. Revenues from the Utilities increased $1,388,000 principally due to the CWIP rate surcharge and increased consumption during the hot, dry summer of 1995. Revenues from the Laboratories increased $404,000 reflecting the impact of higher sampling receipts in 1995. Revenues from Property Sales and the Utility Management Services businesses account for the remainder of the variance.

      Operating expenses for the first nine months of 1995 decreased $1,189,000 from the comparable 1994 period. Forest products experienced a decrease in operating expenses of $2,122,000 which was primarily the result of the termination of the cogeneration operation. The Laboratories experienced an increase in operating expenses of $459,000 which was largely due to higher operating and payroll costs associated with the increased sampling receipts in 1995. Operating expenses from the Utilities increased by $409,000 due to higher expenses associated with purchased water, fuel purchases and maintenance. Operating expenses from Property Sales and the Utility Management Service businesses account for the remainder of the variance.

      General and administrative expenses for the first nine months of 1995 increased $457,000 from the comparable 1994 period. This increase was primarily the result of the recognition of retirement benefits for Jack E. McGregor. The Laboratories experienced an increase of $199,000 which was largely the result of the costs associated with the shutdown of the Florida lab partially offset by the collection of a note receivable from a previous sale of a lab facility. The Utilities, Forest Products, Real Estate and the Utility Management Services businesses account for the remainder of the variance.

      Depreciation expense for the first nine months of 1995 was $223,000 lower than the 1994 comparable period. This decrease is primarily attributable to the retirement of the Cogeneration Plant at the Timco facility.

      Interest expense for the first nine months of 1995 was $321,000 higher than the 1994 comparable period due to the interest expense associated with the 1995 debt issuance by BHC of $30,000,000 and higher short-term borrowing rates partially offset by lower outstanding average short-term debt. Short-term debt was reduced in the fourth quarter 1994 with the proceeds received from PSNH in connection with the termination of the cogeneration operation.

      Taxes other than income taxes for the first nine months of 1995 decreased $11,000 over the comparable 1994 period. Decreased property taxes of $206,000 offset by increased payroll and gross earnings taxes of $195,000 account for this variance.

      Income taxes for the nine months of 1995 were $546,000 higher than the comparable 1994 period. The 1994 effective income tax rate was lower as a result of the tax benefits associated with non-recurring refinancings.

Results of Operations for the three months
------------------------------------------
ended September 30, 1995 and 1994
---------------------------------

      Net income for the three months ended September 30, 1995 was $3,242,000 compared with $3,419,000 for the same 1994 period.

      Operating results during the third quarter of 1995 reflect the impact of a higher utility effective income tax rate in 1995 compared with the previous year's quarter.

      Operating revenues during the third quarter of 1995 increased $350,000 from the comparable 1994 period. Revenues from the Utilities increased by $1,849,000 primarily due to increased consumption during the hot, dry summer of 1995 and the CWIP rate surcharge. Property Sales revenues increased by $700,000 due to a higher level of sales in the third quarter of 1995. Forest Products experienced a decrease in revenues of $1,200,000 due to the termination of the cogeneration operation in November 1994. Revenues from the Laboratories decreased $979,000, reflecting the impact of lower sampling receipts in the third quarter of 1995. Revenues from the Utility Management Services businesses account for the remainder of the variance.

      Operating expenses during the third quarter of 1995 decreased $590,000 from the comparable 1994 period. Forest Products experienced a decrease in operating expenses of $921,000 which was primarily the result of the termination of the cogeneration operation. The Laboratories experienced a decrease in operating expenses of $415,000 which was largely due to lower operating costs associated with the decreased sampling receipts in the third quarter of 1995, offset by higher payroll costs. Operating expenses from property sales increased by $439,000 due to the higher level of land sales in the third quarter of 1995. The Utilities experienced an increase of $354,000 which was largely the result of higher costs associated with purchased water and maintenance costs. Operating expenses from Utility Management Service businesses account for the remainder of the variance.

      General and administrative expenses during the third quarter of 1995 increased $733,000 from the comparable 1994 period. This increase was primarily the result of the recognition of retirement benefits for Jack E. McGregor. Expenses from the Utilities increased $210,000 primarily due to increased costs for outside services partially offset by lower costs associated with bad debt expense, health insurance, pension and employee benefits expenses. The Laboratories experienced an increase of $130,000 which was largely the result of the costs associated with the shutdown of the Florida lab partially offset by the collection of a note receivable from a previous sale of a lab facility. Forest Products, Real Estate and the Utility Management Services businesses account for the remainder of the variance.

      Depreciation expense for the third quarter of 1995 was $75,000 lower than the 1994 comparable period. This decrease is primarily attributable to the retirement of the Cogeneration Plant at the Timco facility.

      Interest expense for the third quarter of 1995 was $201,000 higher than the 1994 comparable period. This increase was largely attributable to the interest expense associated with the 1995 debt issuance by BHC of $30,000,000 and higher short-term borrowing rates.

      Taxes other than income taxes for the third quarter of 1995 increased $52,000 over the comparable 1994 period. Increased payroll and gross earnings taxes of $76,000 partially offset by decreased property taxes of $24,000 account for this variance.


      Income taxes for the third quarter of 1995 were $287,000 higher than the comparable 1994 period. The 1994 third quarter effective income tax rate was lower due to the tax benefits associated with non-recurring refinancings.

Significant changes in balance sheet accounts
---------------------------------------------
for the nine months ended September 30, 1995
--------------------------------------------

      The increase of $842,000 in inventory is largely the result of the Forest Products division's build-up of inventory to reach a level appropriate with the current market conditions.

      The increase in prepaid expenses of $1,034,000 is primarily attributable to prepaid property taxes that were paid in July 1995 and will be expensed over the second half of the year.

      Short-term borrowings increased by $10,100,000 primarily due to increased construction costs for normal utility construction projects. Short-term debt was reduced in the fourth quarter 1994 with the proceeds received from PSNH in connection with the termination of the cogeneration operation.

      Income taxes payable decreased by $2,712,000 due primarily to the payment of taxes related to the 1994 termination of the long-term rate order with PSNH, which did not have to be reflected in earlier estimated tax payments and accelerated state tax payments in 1995.

      Accrued postretirement benefit costs increased by $989,000 in 1995 which was largely the result of the recognition of the transition obligation resulting from the Company's adoption of FASB No. 106
"Employers Accounting for Postretirement Benefits Other than Pensions" in 1993. As allowed by FASB No. 106, the Company has elected to recognize the transition obligation of $10,471,000 over 20 years.


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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

      (a)         Exhibits.

                  27  Financial Data Schedule (filed herewith).

      (b) On September 8, 1995, the Company filed a report on Form 8-K pursuant to the Securities Exchange Act of 1934, which under Item 5 reported the management succession plan that took effect on October 1, 1995.

                                 SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AQUARION COMPANY



Date: November 9, 1995                       By     /s/JANET M. HANSEN
      ------------------                        --------------------------
                                                    Janet M. Hansen
                                               Executive Vice President,
                                              Chief Financial Officer and
                                                        Treasurer