Form 10-K
period 1995-12-31
AQUARION CO
filed 1996-03-27
CIK 49423

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-K

(X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1995        .
                          ----------------------------------

(    )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 1-8060.

                            AQUARION COMPANY
                         ----------------------
         (Exact name of registrant as specified in its charter)

                         DELAWARE                     06-0852232
               ----------------------------         ---------------
              (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)      Identification No.)

        835 Main Street, Bridgeport, Connecticut         06601
           -------------------------------------       ---------
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

                                  None
          -----------------------------------------------------
                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
     ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant: $168,908,747. (Computed by reference to the closing price of the Registrant's Common Stock on March 5, 1996, as reported on the New York Stock Exchange-Composite Tape.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                Outstanding at March 5, 1996
           ------                ----------------------------

 Common Stock, no par value                6,884,334
                                     --------------------

     The following documents have been incorporated by reference:

     1. Annual Report to Shareholders for the year ended December 31, 1995--PART I, Item 1; PART II, Item 5, Item 6, Item 7 and
          Item 8; PART IV.

     2. Definitive Proxy Statement, dated March 21, 1996, for the Annual Meeting of Shareholders to be held on April 23, 1996--
          PART III.

                                 PART I

ITEM 1.  BUSINESS
-----------------
General

     Aquarion Company ("Aquarion") is a holding company whose

subsidiaries are engaged both in the regulated utility business of public water supply and in various nonutility businesses.


     Aquarion's utility subsidiary, Bridgeport Hydraulic Company (BHC),

and its subsidiaries, Stamford Water Company (SWC), New Canaan Water

Company (NCWC) and Ridgefield Water Supply Company (RWSC) (collectively with BHC, the Utilities) collect, treat and distribute water to residential, commercial and industrial customers, to other utilities for resale and for private and municipal fire protection.  The Utilities provide water to customers in 24 communities with a population of approximately 500,000 people in Fairfield, New Haven and Litchfield

Counties in Connecticut.  These communities include those served by other utilities to which water is made available by the Company's

Utilities on a wholesale basis for back-up supply or peak demand purposes through the Southwest Regional Pipeline.  BHC is the largest investor-owned water company in Connecticut and, with its SWC, NCWC and

RWSC subsidiaries, is among the 10 largest investor-owned water companies in the nation.  The Utilities are regulated by several

Connecticut agencies, including the Connecticut Department of Public

Utility Control (the DPUC).



     Aquarion is also engaged in various nonutility activities.  The

Company conducts an environmental testing laboratory business through its Industrial and Environmental Analysts group of subsidiaries

(collectively, IEA).  IEA performs testing to determine the nature and quantity of contamination in sampled materials, including hazardous wastes, soil, air and water.  IEA provides a range of environmental analytical testing capabilities, including routine and customized analysis of organic and inorganic contaminants.  IEA's testing services are conducted at five regional environmental testing laboratories in

Connecticut, Illinois, Massachusetts, New Jersey and North Carolina.

IEA's laboratories are subject to governmental regulation at both state and federal levels.  Its clients include engineering consulting firms,

industrial and commercial corporations and government entities.  The laboratories located in North Carolina, New Jersey and Connecticut participate in the U.S. Environmental Protection Agency's Contract

Laboratory Program.


     Aquarion owns Timco, Inc. (Timco), a timber processing company based in New Hampshire.  At Timco's sawmill complex, lumber is cut and packaged for sale to wholesalers and retailers.  Aquarion is also engaged in several utility management service businesses through its

Hydrocorp, Inc. (Hydrocorp) and Aquarion Management Services, Inc. (AMS)

subsidiaries and owns Main Street South Corporation (MSSC), a small real estate subsidiary formed in 1969 to assist the Utilities in marketing surplus land.



     The Company was incorporated in Delaware as The Hydraulic Company in 1969 to become the parent company to BHC, a Connecticut corporation founded in 1857.  The corporate name was changed to Aquarion Company in

1991.  The Company's executive offices are located at 835 Main Street,

Bridgeport, Connecticut  06601-2353, and its telephone number is

(203) 335-2333.


Recent Developments

     Rates.    On January 26, 1996, BHC notified the DPUC of its intent
     -----
to increase its water services rates and charges by 12 percent or

$7,100,000.  BHC will file a formal application with the DPUC on or before March 26, 1996, but no sooner than February 26, 1996.


     As part of the application, BHC will request an opportunity to re-

open the application in 1997 to include the cost of the $50,000,000

Hemlocks Filtration Plant.  If approved, water service rates at that time will increase by an additional 10 percent approximately, plus a cumulative CWIP rate surcharge, which is estimated to be 11 percent at that time.


     On October 13, 1995, SWC, NCWC and RWSC, collectively, filed a rate application with the DPUC for a 9 percent water service rate increase designed to provide a $1,373,000 increase in annual water service revenues.  As part of that application, these companies propose to equalize the meter rates and service charges of all three companies, and to consolidate the operations of all three companies at the SWC headquarters.


     On October 20, 1994, BHC filed with the DPUC an application to implement a Construction-Work-in-Progress (CWIP) water rate surcharge in order to recover 90 percent of the carrying costs of capital used in the construction of a filtration plant at its Hemlocks Reservoir in

Fairfield, Connecticut.  This plant, mandated by the Federal Safe

Drinking Water Act of 1974 (the SDWA), as amended, is estimated to cost approximately $50,000,000.  BHC will file applications with the DPUC quarterly to increase this surcharge as construction continues through

1997, at which time the filtration facilities are expected to be operational and subject to general ratemaking regulations.  On December

6, 1995, a 4.27 percent CWIP rate surcharge was approved that will increase BHC's revenues by $2,585,000 on an annual basis.  During 1995,

revenues from the CWIP rate surcharge were $1,245,000.  On January 19,

1996, BHC filed an application to increase this surcharge to

5.52 percent, which would increase BHC's revenues by an additional

$756,000 to $3,341,000 on an annual basis.


     There is no certainty that any given rate increase will produce the intended level of revenues or the allowed return on equity.  See "Public

Water Supply--Rates and Regulations."


     Utility Acquisition.  On October 12, 1995 Aquarion completed the
     -------------------
acquisition of The New Canaan Water Company (NCWC) and Ridgefield Water

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

NCWC transferred a reservoir and related property to the Second Taxing

District of Norwalk (STD) and STD in turn paid $2,200,000 to MELP, which also received $214,157 from Aquarion.  The property exchange resulted in net income to Aquarion of approximately $1,100,000 or $.16 per share.

This acquisition was accounted for as a pooling of interests and the

Company's financial statements have not been restated for previous years due to the limited impact on consolidated operating results for 1995.

Consolidated annual revenues from NCWC and RWSC were approximately

$3,300,000 and $2,900,000 for the year-ended December 31, 1995 and 1994,

respectively.


     Management Succession.  On October 1, 1995, the Company implemented
     ---------------------
a management succession plan under which Jack E. McGregor became chairman of the board, succeeding William S. Warner, who was elected vice chairman.  Succeeding McGregor as president and chief executive officer of Aquarion was Richard K. Schmidt, who was president and chief executive officer of IEA.  Janet M. Hansen was named an executive vice president, retaining her title as chief financial officer and treasurer,

and David C. Houle, senior vice president and chief operating officer of

IEA, became president of IEA.


     Subsequent Event.  On February 29, 1996, the Company signed a stock
     ----------------
purchase agreement to purchase all of the outstanding shares of the common stock of Sea Cliff Water Company (SCWC), a subsidiary of Emcor

Group, Inc., for approximately $2,600,000 in cash, which is subject to adjustment at the closing.  SCWC, which has approximately 4,300 customers, serves a portion of Nassau County in Long Island, New York,

and has approximate annual revenues of $2,000,000.  The proposed acquisition requires the approval of the New York Public Service

Commission.

Utility Construction Program

     The Utilities are engaged in a continuing construction program mandated by legislative and regulatory requirements, as well as for infrastructure replacements.  The Utilities expended $38,100,000,

$17,739,000 and $16,300,000 in 1995, 1994 and 1993, respectively, for plant additions and modifications of existing plant facilities,

excluding an allowance for funds used during construction (AFUDC).  The

1995  expenditures were made primarily for construction of water treatment plants at the Hemlocks, Lakeville and Norfolk reservoirs and installation of water mains, service connections and meters.


     Utility capital expenditures for 1995 aggregated $38,100,000 and budgeted expenditures for 1996, most of which management believes should not be postponed, are approximately $40,400,000.  Approximately

53 percent of these expenditures will be devoted to compliance with the

SDWA, which requires filtration or alternative water treatment measures for BHC's major unfiltered surface water supplies.  The total capital cost of water filtration or alternative treatment measures for such supplies at Hemlocks, Lakeville and Norfolk Reservoirs through

December 31, 1995 was approximately $26,100,000.  Management estimates that the total of such costs for 1996 and 1997 will approximate

$32,100,000, without adjustment for inflation, including $21,300,000 expected to be incurred in 1996.  Approximately $27,400,000 of the projected 1996 and 1997 water treatment costs will be incurred in construction of the filtration facility for the Hemlocks reservoir.  The remaining $4,700,000 of estimated filtration expenditures over the next two years is budgeted for filtration facilities for BHC's Lakeville and

Norfolk Reservoirs.  Part of the cost associated with the Hemlocks facility is expected to be offset by CWIP rate surcharges which, at the

DPUC's discretion, permit the recovery of 90 percent of the carrying cost of capital used in construction of SDWA-mandated water treatment facilities.  Management cannot predict whether future federal, state or local regulation will require additional capital expenditures.


     The Company's ability to finance its future construction programs depends in part on future rate relief and the level of CWIP rate surcharges.  In light of the Company's substantial funding requirements,

the Company will need additional debt and equity capital to finance future utility construction.  See "Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operations - Capital

Resources and Liquidity" and "Business--Public Water Supply--Rates and

Regulation."


Industry Segment Information

     The Company's operations are grouped into four industry segments:

public water supply; environmental laboratories and utility management services; timber processing; and, real estate. The consolidated operating revenues of the Company for the year ended December 31, 1995 were derived from the following sources: 66 percent from public water supply, 21 percent from environmental laboratories and utility management services, 8 percent from timber processing, and 5 percent from real estate, including both MSSC and surplus utility land sales.

For additional information concerning each segment for each of the years ended December 31, 1995, 1994, and 1993, see "Note 10" of "Notes to

Consolidated Financial Statements" and "Item 7.  Management's Discussion

and Analysis of Financial Condition and Results of Operations."


Public Water Supply

     Service Area.  The Utilities are engaged in the collection,
     ------------
treatment and distribution of water for public and private use to residential, commercial, and industrial users, and for municipal and private fire protection services in 24 communities in parts of

Fairfield, Litchfield and New Haven counties in Connecticut. The

Utilities also sell, as requested, water for redistribution to customers of the First and Second Taxing Districts' Water Departments of the City

of Norwalk, Connecticut, and Connecticut-American Water Company through the Southwest Regional Pipeline in Fairfield County.

     The communities served by the Utilities as of December 31, 1995 have a population of approximately 500,000, and the total number of customer accounts as of that date was approximately 131,000.  The

Utilities' service areas, primarily residential in nature, have experienced an average growth in accounts of approximately 1 percent per year over the last 10 years.  Industrial use has declined significantly in that time period, and the residential characteristics of the area have changed, indicating an increase in the percentage of apartment dwellings and condominium units.  Management does not anticipate any significant growth in residential consumption in the foreseeable future,

and expects continued decline in industrial use and little or no commercial growth.


     The operating revenues of the Utilities for the 12 months ended

December 31, 1995 were derived from the following sources:  60 percent from residential customers, 16 percent from commercial customers, 4 percent from industrial customers, 14 percent from fire protection customers, and 6 percent from other sources.


     Seasonality.  The business of the Utilities is subject to seasonal
     -----------
fluctuations and weather variations.  The demand for water during the warmer months is generally greater than during the cooler months,

primarily due to additional water requirements of industrial, commercial and residential cooling systems, and various private and public outdoor uses such as lawn and golf course sprinkling.  From year to year and season to season, demand will vary with rainfall and temperature levels.


     Water Supply.  Water is available from both surface and subsurface
     ------------
sources.  During 1995, approximately 90 percent of the water supplied by the Utilities was provided by impounding reservoirs, 9 percent by producing wells and 1 percent by purchased water.  As of December 31,

1995, the Utilities' reservoirs, well fields and interconnections with other water utilities had an aggregate safe daily yield of 113.0 million gallons.  Safe yield is an estimate of the supply capability during an extended drought.  The average daily demand for water from the Utilities in 1995 was 70.5 million gallons per day (MGD).  The reservoirs of the

Utilities have an aggregate storage capacity of 30.3 billion gallons.


     All of the Utilities' reservoirs and active wells are located on property owned by the Utilities.  Management believes it has an adequate water supply to satisfy the current and projected needs of its customers within its territorial service area through at least the year 2040.

During historical drought periods in the northeastern United States, the

Utilities have been able to accommodate the needs of their own customers and to offer relief to supplement the supplies to neighboring communities by water sales to utilities with which it has pipeline interconnections. Supply and distribution needs of the Utilities undergo constant review, and the Utilities continue to explore and develop additional ground water-supplies and study alternative surface water sources to meet anticipated future water requirements.


     The Connecticut Water Diversion Policy Act, enacted in 1982,

prohibits any future diversions of surface or ground water without a permit from the state Department of Environmental Protection (DEP).

Although this law "grandfathers" existing surface and ground-water supplies that existed when it was enacted, any subsequent water diversion that might be effected by the Utilities is subject to a lengthy permit application process and approval by the DEP.  Diversion permits granted pursuant to this law are subject to renewal when their terms, which typically run from five to 10 years, expire.


     Rates and Regulation.  The Utilities are incorporated under and
     --------------------
operate as public water utilities by virtue of authority granted by

Special Acts adopted by the Connecticut legislature (the "Acts").  These

Acts have granted a non-exclusive franchise, unlimited in duration, to provide public water supply to private and public customers in designated municipalities and adjacent areas.  The Acts also authorize the Utilities to lay their mains and conduits in any public street,

highway, or public ground; to use the water of certain rivers, streams,

or other waters in Fairfield, Litchfield and New Haven counties and from certain locations along and in the Housatonic River and its tributaries,

subject to such consents and approvals as may be required by law; and to exercise the power of eminent domain in connection with lands, springs, streams or ponds and any rights or interests therein that are expedient to or necessary for furnishing public water supply.  In the event of the exercise of such condemnation powers, the Utilities must pay appropriate compensation to those injuriously affected by such taking.


     The Utilities are subject to regulation by the DPUC, which has jurisdiction with respect to rates, service, accounting procedures,

issuance of securities, dispositions of utility property and other related matters.

     Rates charged by BHC, SWC, NCWC and RWSC are subject to approval by the DPUC.  The Utilities continually review the need for increases of water rates, and historically have sought rate relief in a timely manner in light of increases in investment in utility plant, operating costs and related financing costs, as well as other factors.

     The following table sets forth information as to rate requests by

BHC, SWC, NCWC and RWSC and increases granted by the DPUC within the last three years.

                                         %                   Total                 Allowed Return  Allowed
            Date of       Amount     Increase   Effective  Increase    % Increase    On Utility   Return on
Company   Application    Requested  Requested     Date      Granted    Granted     Common Equity  Rate Base
--------  -----------    ---------  ---------   -------   ----------   ----------  -------------  ---------

BHC         2/5/93     $16,100,000    35.00%     8/1/93   $10,400,000     21.0%        11.6%        9.62%

RWSC       1/12/94         338,000    42.93%     7/19/94      273,000     33.1%          -          9.06%

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

December 1994.  BHC will file applications with the DPUC quarterly to increase this surcharge as construction continues through 1997, at which time the filtration facilities are expected to be operational and subject to general ratemaking regulations.  See "Recent Developments."

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


     Environmental Regulations.  The Utilities are subject to regulation
     -------------------------
by the Connecticut Department of Public Health (DPH) with respect to water quality matters, use of water from surface and subsurface sources,

the location, construction and operation of water supply facilities and the sale of certain utility property.  Plans for new water supply systems or expansion of existing water supply systems also must be submitted to the DPH for approval.  The DEP is authorized to regulate the operations of the Utilities with respect to water pollution abatement, diversion of water from surface and subsurface sources, and the location, construction and alteration of dams and other water obstructions.

     The Federal Clean Water Act (the Clean Water Act) of 1972, as

amended, regulates discharges of effluents into navigable waters.  A joint federal and state permit system has been established to ensure that applicable effluent limitations and water quality standards are met in connection with the construction and operation of facilities which affect or discharge into state or interstate waters.


     The Utilities are subject to regulation of water quality under the

SDWA, which provides for the establishment of uniform minimum national quality standards by the Environmental Protection Agency (the EPA), as

well as governmental authority to specify the type of treatment process to be used for public drinking water.  EPA regulations issued pursuant to the SDWA set limits for, among other things, certain organic and inorganic chemical contaminants, odor, turbidity, microbiological contaminants and radioactivity.  The SDWA provides that the states have the primary enforcement responsibility for public drinking water systems, as long as the states' regulations are no less stringent than those adopted pursuant to SDWA.  For certain of these water quality standards the DPH has adopted regulations that in some instances impose standards more stringent than those imposed under the federal regulations.


     EPA regulations pursuant to SDWA include the Surface Water

Treatment Rule (SWTR), the Total Coliform Rule (TCR) and the Lead and

Copper Rule (LCR).  The water treatment requirements of SWTR mandate the construction of filtration plants at BHC's Hemlocks, Lakeville and

Norfolk Reservoirs.  BHC has entered into consent agreements with DPH establishing timetables for construction of filtration facilities at the

Hemlocks, Lakeville and Norfolk reservoirs and penalties if the facilities are not completed within such timetables.  The Hemlocks plant must be completed by June 29, 1998 or a $250,000 penalty will be imposed.  Lesser penalties apply to the smaller facilities for Lakeville and Norfolk, if not completed by June 29, 1997 and June 29, 1996,

respectively.  The Company anticipates that it will be able to meet the construction timetables.  The TCR affects the Utilities by the imposition of requirements for additional biological sampling and monitoring.  The stringent requirements of the TCR may also result in increased public notification relating to water quality.  The LCR establishes corrosion control techniques and requires monitoring to determine compliance with prescribed lead and copper levels in drinking water.  If such levels are exceeded, a multi-year program involving additional monitoring, public notification, state-supervised corrosion control and treatment and replacement of lead service lines could result.  After the first two required testing periods, the Utilities were found to be in compliance with the LCR.  In 1994, the DPH determined that the utilities were in compliance with Synthetic Organic

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


     The Company currently estimates that future capital costs of

SWTR-mandated filtration facilities will approximate $32,100,000 for the period 1996 through 1997, without adjustment for inflation.  At December

31, 1995, the Company had expended $26,100,000 for filtration facilities currently under construction, of which $22,600,000 has been expended on the Hemlocks Reservoir filtration facility and the remaining $3,500,000 at the Lakeville and Norfolk Reservoirs filtration facilities.


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

     Connecticut has established seven public water supply management areas to coordinate the comprehensive planning of public water systems and provide for the centralized regulation by the DPH of water resources for water supply and other public purposes. Each area has a water utility coordinating committee (WUCC) comprised of representatives of the various public water systems and regional planning agencies in the area.  BHC operations fall under four of the state's seven WUCCs, and

SWC operations fall under two WUCCs.  Each WUCC is required to establish exclusive service areas for each public water system in the area.  The

DPH is authorized to resolve any disagreements among members of the respective committees.  It is not possible at this time to predict the full impact on the Utilities of the WUCC system and the associated regulations and proceedings.


     Aquifer protection legislation in Connecticut requires each water utility to conduct extensive groundwater data collection and groundwater mapping of critical wellfield areas.  The DEP is also proposing land-use regulations within these critical areas. The proposed legislation mandates that each municipality designate an aquifer protection agency to regulate land use in these areas. Finally, the DEP, in consultation with the DPH and DPUC, is preparing guidelines for acquisition of lands for proposed public water supply wellfields.  Regulations are still being prepared for this program and the effect of this legislation and related regulations cannot be determined at this time.  If BHC were required to purchase additional land around its wellfields, the cost could be substantial.


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



Environmental Laboratories


     Laboratories.  The Company conducts an environmental testing
     ------------
laboratory business through IEA, which operates five laboratories in

Connecticut, Illinois, Massachusetts, New Jersey and North Carolina

through five corporate subsidiaries.  In September 1995, the Florida facility was merged into the North Carolina laboratory.  IEA believes that it is among the 20 largest environmental testing laboratory businesses in the country.  IEA is headquartered at its Cary, North

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


     Quality Control.  The ability to deliver accurate and precise test
     ---------------
results consistently is essential to a successful laboratory, and testing samples must meet rigorous chain-of-custody requirements and testing protocols to enable the test results to be used as evidence in legal or regulatory proceedings.  IEA performs internal quality assurance reviews to monitor consistent performance.  IEA is certified in over 20 state-operated certification programs and, through its laboratories in North Carolina, New Jersey and Connecticut, is an active participant in the EPA's Contract Laboratory Program (CLP).  To qualify for the CLP, the laboratories must satisfy stringent quality control standards, and are subject to quarterly performance evaluations.


     Technology.  IEA has invested in sophisticated analytical testing
     ----------
equipment needed to process a large volume of tests with accurate results.  IEA laboratories are equipped with Gas Chromatography/Mass

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


     Laboratory Employees.  Experienced personnel qualified in the use
     --------------------
of the instruments and related computer systems used by IEA are critical to its operations.  IEA has a staff of 276, which includes 183 scientists and technicians.  IEA's laboratory services are marketed by a field and in-house sales staff, which is supported by IEA's Client

Service Department as well as by IEA's scientific and technical staff.


     Customers.  During 1995, IEA serviced approximately 1,500
     ---------
customers.  No single customer represented 10 percent or more of IEA's revenues during that period.  IEA's broad client base includes consulting and engineering firms, public and private water companies,

large and small industrial and high-tech companies, federal government agencies including the EPA, and various state and local government bodies, including state environmental departments, municipalities and waste treatment facilities.


     Competition.  The environmental testing business is highly
     -----------
competitive.  Its participants compete primarily on the basis of price and service.  Many customers view environmental testing as a commodity and for them, price is the most important factor in purchasing decisions.  Following a period of rapid growth, the environmental testing business is now characterized by significant overcapacity.  As a result of these factors, operating margins tend to be low.


     Estimates of the number of commercial laboratory companies range between 1,000 and 1,500, although IEA believes that the 30 largest companies account for approximately 50 percent of industry revenues.

Most laboratory companies are single-laboratory operations serving a local market.  As the environmental services market has matured over the past 20 years, the trend has been toward consolidation and larger laboratory companies that operate several laboratories.  This trend has been driven, in part, by the increasing sophistication and expense of laboratory equipment.  In addition, larger laboratory companies can offer a wider variety of services and equipment.  Some customers,

particularly larger companies with operations in multiple locations,

prefer to deal with larger laboratory companies.  Further, some environmental service businesses operate in-house laboratories that exclusively service their own environmental testing needs.  IEA's competitors include larger companies that possess greater financial resources than the Company. The three IEA laboratories that participate in the CLP compete with approximately 50 other laboratory companies that bid for such EPA work.


     Regulatory Background.  Federal and state environmental laws and
     ---------------------
regulations have been the primary force driving the environmental testing laboratory market.  The proliferation of environmental regulations over the past two decades has required increasingly sophisticated analysis and remediation of a growing range of environmental hazards.  The environmental services industry has grown rapidly in response to regulatory demands for tests that reveal the nature and quantity of any contamination caused during the handling, use and transportation of hazardous substances, the treatment, storage and disposal of wastes, and the remediation of contaminated sites.  As advances in technology have continued to make more sophisticated testing possible, regulations have often been revised to require those more sophisticated tests.  The impact, if any, on the environmental testing laboratory industry of proposed re-authorization of key environmental legislation, now under consideration by Congress, cannot be determined at this time.


     Environmental Regulation.  IEA receives and uses various small
     ------------------------
quantities of hazardous chemicals in its operations, and is a licensed hazardous waste handler.  IEA operates under federal and, as applicable to the states in which various IEA laboratories operate, various state environmental laws and regulations that subject parties handling hazardous wastes to potential liabilities for non-compliance, in addition to possible civil and criminal penalties.


     Contract Terms.  IEA's client contracts generally contain
     --------------
provisions which may impose financial penalties for inaccurate or late test results.  Contracts with governmental and private sector clients regularly contain liquidated damage or penalty provisions which reduce the amount paid if a test is delivered late.


     Seasonality.  IEA's business is affected by seasonality, with the
     -----------
busiest period during the late spring, summer and early fall, when sampling and construction activity are at their peak. Sampling, and therefore the related testing, fall off for large parts of IEA's service area during the winter months because of frozen ground and water and accumulations of snow in some parts of the country.



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


     Hydrocorp also has minority interests in small businesses that provide security consulting services and automated mapping and facilities management services to utilities, industry, municipalities and government agencies.


Timber Processing


     The Company is engaged in the timber processing business through

Timco, which has operations in New Hampshire consisting of a sawmill complex and formerly, a wood waste electricity cogeneration plant.  The sawmill complex processes and markets kiln-dried, finished eastern white pine and other lumber.  Timco also provides custom kiln drying services for pine mills in Maine and southern New Hampshire.  The product is used in the remodeling and do-it-yourself markets and, to a lesser extent, in the construction of new homes.  It is marketed in the Northeast and

Mid-Atlantic regions through lumber wholesalers, distributors and, in some instances, directly to retailers.  Wholesalers and distributors, in turn, sell the
product to the construction trade and to retail outlets.

Timco obtains the timber used in its products from independent loggers and from purchased timber rights.  A four megawatt electricity cogeneration plant, which no longer is used to produce electricity, is located at the sawmill complex.  The former cogeneration plant is used to produce low-cost steam for drying lumber and heating some of the sawmill buildings.



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


Employees


     As of December 31, 1995, the Company employed approximately 666 persons on a full-time basis, including 282 in the Public Water Supply business, 277 in the Environmental Laboratories and Utility Management

Services business and 107 in the Timber Processing business.  None of the Company's employees is covered by collective bargaining

arrangements, and the Company believes its relations with its employees are satisfactory.


ITEM 2.  PROPERTIES
-------------------

     BHC owns a 20,000-square-foot headquarters building and a 44,370-

square-foot Operations Center in Bridgeport, and leases an additional

22,000-square feet of office, laboratory and garage space in Bridgeport for utility operations.  BHC's subsidiary, NCWC, owns a 28,000-square-

foot office building in Monroe, Connecticut, that is currently occupied by IEA's Connecticut laboratory.


     At December 31, 1995, BHC owned in the aggregate 11 active reservoirs and approximately 1,674 miles of water mains, of which approximately 51 miles have been laid in the past five years.  In addition, SWC owned five active reservoirs at year-end and approximately

276 miles of water mains, of which approximately 14 miles have been laid in the past five years.  The rights to locate and maintain water transmission and distribution mains are secured by charter, easement and permit and are generally perpetual.  Water is delivered to the distribution system from three major reservoir systems, comprised of

several smaller reservoirs and 42 producing wells.   Aquarion owns

nonutility land totaling approximately 99 acres in Easton and

Litchfield, Connecticut.  RWSC owns the rights to one active reservoir and five producing wells and NCWC owns the rights to five producing wells.


     BHC owns two dual-media filtration plants for treatment of its Trap

Falls and Easton Lake reservoir systems, which plants have capacities of

25 and 20 MGD, respectively.  SWC owns a 24 MGD rapid-sand and activated-carbon filtration plant for treatment of its entire reservoir system.  SWC's headquarters and operations facility are being consolidated into this treatment facility.


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

Connecticut, and in Pound Ridge and Lewisboro, New York.


     The DPH regulates public water company lands according to a three-tiered classification system.  Class I lands cannot be sold,

leased or transferred.  The DPH may authorize a transfer or change in use of Class II lands only upon a finding that there will be no adverse impact upon the public water supply and that any use restrictions required as a condition of transfer are enforceable against subsequent owners and occupants of the lands. Class III lands, which are off-watershed, are not currently subject to regulation by the DPH.  BHC has identified approximately 2,600 acres of land it believes are surplus to its water supply needs, and therefore would qualify as Class III land.  All of this Class III land, which includes approximately 570 acres that have never been in rate base, is available for sale, although all of it may not be marketable. Up to 530 additional acres could become available if the DPH approves the abandonment of a former reservoir system in New Haven County and reclassifies that existing watershed property as Class III land, as requested by the Company.  NCWC owns

40 acres of Class II and III land that is currently scheduled to be sold in 1996.


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

Class III land that was previously in the utility's rate base between the Company's ratepayers and its shareholders. Ratepayers do not share in gains from the sale of land that has never been in rate base.


     The Equitable Sharing Statute was clarified by a 1990 amendment which provides that the economic benefits from the sale of

former-rate-base, Class III land shall be allocated "substantially in favor" of shareholders when 25 percent or more of the land sold is to be used for open space or recreational purposes.


     The Company leases its laboratory facilities in Illinois, New

Jersey and North Carolina and owns the facilities in Massachusetts and

Connecticut.  The smallest of IEA's laboratories occupies approximately

8,000 square feet.  The largest, located in Cary, North Carolina,

occupies approximately 30,000 square feet.  The Company believes that the laboratory facilities owned or leased are adequate for its current and anticipated future needs and that the amounts paid for all the leases into which it has entered are reasonable.


ITEM 3.  LEGAL PROCEEDINGS
---------------------------

     The registrant has nothing to report for this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     The registrant has nothing to report for this item.


                                 PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------
               MATTERS
               -------

     Page 43 of the Company's Annual Report to Shareholders for the year ended December 31, 1995 is incorporated by reference herein pursuant to

Rule 12b-23 of the Securities and Exchange Act of 1934 (the Act) and to

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


     Dividends on Aquarion common stock can be paid only from its net profits and surplus.  Aquarion's ability to pay dividends is further restricted by the terms of Aquarion's 5.95 percent unsecured Senior Note due January 1999 and 7.8 percent unsecured Senior Notes due June 1997

(the "Aquarion Notes").  As of December 31, 1995, the applicable restrictions would have permitted payment of additional dividends on

Aquarion's common stock of up to $32,000,000.


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


ITEM 6.        SELECTED FINANCIAL DATA
--------------------------------------

     See Page 1 ("Selected Financial Data") and Pages 42 - 43

("Supplemental Financial Data") of the Company's Annual Report to

Shareholders for the year ended December 31, 1995, which is incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction

G(2) to Form 10-K.


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

     See Page 1 ("Selected Financial Data") and Pages 17 - 22 of the

Company's Annual Report to Shareholders for the year ended December 31,

1995, which is incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------------

     The consolidated financial statements, together with the report thereon of Price Waterhouse, LLP, dated February 2, 1996, appearing on

Pages 23 - 40 and Page 1 ("Selected Financial Data") and Pages 42 - 43

("Supplemental Financial Data") of the accompanying 1995 Annual Report to Shareholders of Aquarion Company are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
---------------------------------------------------------------------
               AND FINANCIAL DISCLOSURE
               ------------------------

     The registrant has nothing to report for this item.


                                PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information as to directors required by Item 10 is set forth at

Pages 2 - 9 of the Company's Definitive Proxy Statement, dated March 21,

1996 relating to the proposed Annual Meeting of Shareholders to be held on April 23, 1996, filed with the Commission  pursuant  to Regulation

14a under the Act, and is incorporated by reference herein pursuant to

Rule 12b-23 of the Act and Instruction G(3) to Form 10-K.


Executive Officers

     The executive officers of the registrant are listed below.  These officers were elected to the offices indicated on April 25, 1995, except as otherwise noted, for a term expiring with the 1995 annual meeting of directors.  Except as indicated, all have been with registrant and its predecessors in an executive capacity for more than five years.  There are no family relationships among members of the executive officers.

There were no arrangements or undertakings between any of the officers listed below and any other person pursuant to which he or she was selected as an officer.

                                                            Served as
                         Office, Business Experience        Officer
Executive Officer   Age    During Past Five Years             Since
-----------------   ---  ----------------------------       ---------

Richard K. Schmidt  51   President and Chief Executive      1992
                         Officer (since October
                         1995), formerly Senior
                         Vice President (1993-
                         1995) of the Company;
                         President (1992-1995)
                         and Chief Executive
                         Officer (since 1992)
                         of IEA; formerly
                         President and Chief
                         Operating Officer
                         (1984-1992) of
                         Mechanical Technology,
                         Inc.

                                                         Served as
                         Office, Buseinss Experience      Officer
Executive Officer   Age    During Past Five years          Since
------------------  ---  -----------------------------    --------

James S. McInerney  58   Senior Vice President              1989
                         (since April 1992) of
                         the Company; President
                         (since April 1991),
                         Chief Executive
                         Officer (since April
                         1995) and Chief
                         Operating Officer
                         (January 1990 to April
                         1995) of BHC, and
                         Chairman and Chief
                         Executive Officer
                         (since January 1990)
                         of Stamford Water
                         Company. Executive
                         Vice President (1990
                         to April 1991) of BHC.
                         Mr. McInerney is a
                         Director, President or
                         Vice President of
                         certain of the
                         Company's other
                         subsidiaries.

Janet M. Hansen     53   Executive Vice President           1983
                         (since October 1995),
                         Chief Financial
                         Officer (since April
                         1992), Treasurer
                         (since 1988) and
                         Senior Vice President
                         (1993-1995) of the
                         Company and Vice
                         President
                         (since 1989), Chief
                         Financial Officer
                         (since April 1991) and
                         Treasurer (since 1985)
                         of BHC; Mrs. Hansen is
                         Vice President and
                         Treasurer (since April
                         1991) of IEA and
                         Chairman of the Board
                         and Chief Executive
                         Officer (since April
                         1992) of Timco.  Mrs.
                         Hansen is also
                         Director, Vice
                         President, Chief
                         Financial Officer and
                         Treasurer of certain
                         of the Company's other
                         subsidiaries.

Larry L. Bingaman   46   Vice President, Corporate          1990
                         Relations and
                         Secretary (since April
                         1993); Vice President,
                         Marketing and
                         Communications (1990-
                         1993) of the Company.
                         Mr. Bingaman is also
                         Director, Vice
                         President and
                         Secretary of certain
                         of the Company's other
                         subsidiaries.

ITEM 11.            EXECUTIVE COMPENSATION
------------------------------------------

      Pages 8 - 15 of the Company's Definitive Proxy Statement, dated

March 21, 1996, relating to the proposed Annual Meeting of Shareholders to be held on April 23, 1996, filed with the Commission pursuant to

Regulation 14a under the Act are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(3) to Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      Pages 4 - 5 of the Company's Definitive Proxy Statement, dated

March 21, 1996, relating to the proposed Annual Meeting of Shareholders to be held on April 23, 1996, filed with the Commission pursuant to

Regulation 14a under the Act, are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(3) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The registrant has nothing to report for this item.


                                PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     a)   The following documents are filed as part of this report:

                                                         Page in
                                                     Annual Report*
                                                     --------------

(1)      Consolidated Statements of                          23
          Income for the three years
          ended December 31, 1995

         Consolidated Balance Sheets at                     24-25
          December 31, 1995 and 1994

         Consolidated Statements of Cash                     26
          Flows for the three years
          ended December 31, 1995

         Consolidated Statements of                          27
          Shareholders' Equity for the
          three years ended
          December 31, 1995

         Notes to Consolidated Financial                    28-29
          Statements

         Report of Independent                               40
          Accountants

         Selected Financial Data                              1

         Supplemental Financial                              42-43
          Information


    *    Incorporated by reference from the indicated
         pages of the 1995 Annual Report to Shareholders.
                         ______________________


(b)       Reports on Form 8-K.

          The Company did not file a report on Form 8-K for the fourth quarter of the year ended December 31, 1995.

(c)       Exhibits:

          Each document referred to below is incorporated by reference to the files of the Commission, unless the reference is preceded by an asterisk (*). Each management contract, compensatory plan or arrangement required to be filed as an exhibit hereto is preceded by a double asterisk (**).

    3(a)  Restated Certificate of Incorporation of
          Aquarion, as amended.(1)

    3(b)  By-laws of Aquarion, as amended.  (4)

    4(a)  Rights Agreement between Aquarion and The
          Chase Manhattan Bank, N.A. setting forth description of Preferred Stock Purchase
          Rights distributed to holders of Aquarion
          Common Stock.(4)

   10(a)  First Mortgage Indenture of BHC dated June 1, 1924.(2)

   10(b) Seventeenth Supplemental Mortgage of BHC dated as September 1, 1960.(2)

   10(c) Twentieth Supplemental Mortgage of BHC dated as of November 1, 1968.(1)

   10(d)  Loan and Trust Agreement of Timco as of
          November 1, 1984.(1)

 * 10(e)  Note Agreement of BHC dated January 24, 1991.

   10(f)  Note Agreement of Aquarion dated as of May 19, 1992.(5)

 **10(g)  Aquarion Long-Term Incentive Plan.(1)

   10(h)  Joint Venture Agreement between John J.
          Brennan, Jr., William A. Brennan and Main
          Street South Corporation dated February 23, 1979.(3)

 * 10(i)  Joint Venture Agreement amendment between
          John J. Brennan, Jr., William A. Brennan and
          Main Street South Corporation dated
          January 1, 1994.

 **10(j)  Employment Agreement between Aquarion and
          James S. McInerney, dated June 1, 1990.(4)

 **10(k)  Employment Agreement between Aquarion and
          Janet M. Hansen dated November 1, 1992.(5)

 **10(l)  Agreement between Aquarion and
          William S. Warner dated October 15, 1989.(9)

* **10(m) Employment Agreement between Aquarion and
          Jack E. McGregor dated October 1, 1995.

 **10(n) Form of Stock Option Award Agreement for options granted pursuant to Long-Term
          Incentive Plan.(9)

* **10(o) Employment Agreement between Aquarion and
          Larry L. Bingaman dated June 11, 1990.

  10(p)   Amendment dated September 12, 1991 to the
          Stock Purchase Agreement dated as of
          December 7, 1990.(1)

  10(q)   Purchase and Sale Agreement dated
          September 12, 1991, by and among YWC
          Technologies, Inc., Bird Corporation, YWC,
          Inc., Interim Dewatering Services, Inc.,
          Ad+Soil, Inc. and Aquarion.(1)

  10(r)   Agreement for Construction Management
          Services dated April 18, 1991 between BHC and Gilbane Building Company.(1)

* **10(s) Employment Agreement between Aquarion and
          Richard K. Schmidt dated October 1, 1995.

* **10(t) Employment Agreement between Industrial and
          Environmental Analysts, Inc. and David C.
          Houle dated October 1, 1995.

  10(u)   Loan Agreement of BHC dated as of June 1, 1990.(4)

  10(v)   First Mortgage Bonds, Series C and Preferred
          Stock, 1968 Series, Purchase Agreement of
          SWC dated July 1968.(5)

  10(w)   Revolving Credit Agreement of Aquarion dated
          May 14, 1993.(6)

  10(x)   Revolving Credit Agreement amendment dated May 12, 1994.(9)

  10(y)   Loan Agreement of BHC dated as of June 1, 1993. (6)

  10(z)   Loan Agreement of SWC dated September 1, 1993.(7)

  10(aa)  Loan Agreement of BHC dated December 1, 1993.(8)

  10(bb)  Note Agreement of Aquarion dated January 4, 1994.(8)

**10(cc)  Aquarion Stock Incentive Plan.(8)

 *10(dd)  Loan Agreement of BHC dated April 1, 1995

 *10(ee)  Agreement between Aquarion and SRK, Inc. dated January 31, 1996.

 *13(a)   Annual Report to Shareholders for the year ended December 31, 1995.

 *21(a)   Subsidiaries of Aquarion

 *23(a)   Consent of Independent Accountants

 *27(a)   Financial Data Schedule
              ____________________

(1)      Filed as part of Aquarion's Form 8 Amendment to its
         Form 10-Q for the quarter ended September 30, 1991, filed February 19, 1992.

(2)      Filed as an Exhibit to BHC's Registration Statement on
         Form S-1, File Number 2-23434, dated April 26, 1965.

(3) Filed as part of the Amendment No. 1 to the Company's Registration Statement as Form S-7, File No. 2-74305, dated November 5, 1981.

(4) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

(5) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(6) Filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(7) Filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(8) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(9) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                               SIGNATURES
                               -----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquarion Company
-----------------
    (Registrant)


By                  /s/JANET M. HANSEN                       March 25, 1996
              --------------------------------
                       Janet M. Hansen
           Executive Vice President, Treasurer and
                   Chief Financial Officer
        (Principal Financial and Accounting Officer)


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By                 /S/JACK E. MCGREGOR                      March 25, 1996
              --------------------------------
                      Jack E. McGregor
             Chairman of the Board of Directors
                        and Director


By                 /S/WILLIAM S. WARNER                       March 25, 1996
              --------------------------------
                      William S. Warner
           Vice Chairman of the Board of Directors
                        and Director


By                /S/RICHARD K. SCHMIDT                       March 25, 1996
              --------------------------------
                     Richard K. Schmidt
             President, Chief Executive Officer
                        and Director


By               /S/GEORGE W. EDWARDS, JR.                    March 25, 1996
              --------------------------------
                   George W. Edwards, Jr.
                          Director


By               /S/GEOFFREY EHTERINGTON                      March 25, 1996
              --------------------------------
                    Geoffrey Etherington
                          Director

By                                                            March 25, 1996
              --------------------------------
                     Janet D. Greenwood
                          Director


By               /S/DONALD M. HALSTED, JR.                    March 25, 1996
              --------------------------------
                   Donald M. Halsted, Jr.
                          Director


By                  /S/EDGAR G. HOTARD                        March 25, 1996
              --------------------------------
                       Edgar G. Hotard
                          Director


By                   /S/EUGENE D. JONES                       March 25, 1996
              --------------------------------
                       Eugene D. Jones
                          Director


By                 /S/LARRY L. PFLIEGER                      March 25, 1996
              --------------------------------
                      Larry L. Pflieger
                          Director


By               /S/G. JACKSON RATCLIFFE                     March 25, 1996
              --------------------------------
                    G. Jackson Ratcliffe
                          Director


By                 /S/JOHN A. URQUHART                       March 25, 1996
              --------------------------------
                      John A. Urquhart
                          Director

                              EXHIBIT 21(a)
                             --------------

                     Subsidiaries of the Registrant
                     ------------------------------


- Bridgeport Hydraulic Company, incorporated in the State of Connecticut

- Stamford Water Company, incorporated in the State of Connecticut

- New Canaan Water Company, incorporated in the State of Connecticut

- Ridgefield Water Supply Company, incorporated in the State of Connecticut

- Main Street South Corporation, incorporated in the State of Connecticut

- Timco, Inc., incorporated in the State of Connecticut

- Hydrocorp, Inc., incorporated in the State of Delaware

- Industrial and Environmental Analysts, Inc., incorporated in the State of Vermont

- Industrial and Environmental Analysts, Inc., Massachusetts, incorporated in the State of Massachusetts

- Industrial and Environmental Analysts, Inc., New Jersey, incorporated in the State of Delaware

- Industrial and Environmental Analysts, Inc., Illinois, incorporated in the State of Delaware

- Industrial and Environmental Analysts, Inc., Florida, incorporated in the State of Florida

- SRK Holding, Inc., incorporated in the State of Connecticut

- THC Acquisition Corp., incorporated in the State of Delaware

- YWC, Inc., incorporated in the State of Connecticut

- Aquarion Management Services, Inc., incorporated in the State of
  Delaware

                             EXHIBIT 23(a)
                             -------------

                   Consent of Independent Accountants
                   ----------------------------------


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-52973) and in the Registration Statement on Form S-8 (No. 33-53473) of our report dated February 2, 1996, except as to Note 16, which is as of February 29, 1996, which appears on Page 40 of the 1995
Annual Report to Shareholders of Aquarion Company, which is incorporated by reference in Aquarion Company's Annual Report on Form 10-K for the year ended December 31, 1995.



Price Waterhouse LLP

Stamford, Connecticut
March 25, 1996