Form 10-Q
period 1996-03-31
AQUARION CO
filed 1996-05-09
CIK 49423

Form 10-Q
                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

      (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended    March 31, 1996
                                             ------------------
                                    OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

       For the transition period from _____________ to ____________

                  Commission File Number       1-8060
                                          ---------------

                             AQUARION COMPANY
                        ---------------------------
          (Exact name of registrant as specified in its charter)

              Delaware                           06-0852232
      ------------------------            ------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

835 Main Street, Bridgeport, Connecticut            06601
- ----------------------------------------        -------------
(Address of principal executive offices           Zip Code

Registrant's telephone number, including area code:  (203) 335-2333
                                                      -------------

- -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X      No
                              -----        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 2, 1996:

            Common Stock
      No Par Value (Stated Value: $1)             6,911,201
      -------------------------------     ------------------------
                Class                         Number of Shares

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements


                     AQUARION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                 UNAUDITED

                                            Three Months Ended March 31,
                                            ---------------------------
                                                 1996          1995
                                                 ----          ----
                                         (In thousands, except share data)

 Operating revenues                             $26,143       $25,602
                                                -------       -------
 Costs and expenses:

       Operating                                  9,321         9,346

       General and administrative                 4,587         3,953

       Depreciation                               3,190         2,909

       Interest expense                           2,286         2,050

       Taxes other than income taxes              3,381         3,220
                                                -------       -------
 Total costs and expenses                        22,765        21,478
                                                -------       -------
                                                  3,378         4,124

 Allowance for funds used during
 construction                                       277           112
                                                -------       -------
 Income before income taxes                       3,655         4,236

 Income taxes                                     1,581         1,845
                                                -------       -------
       Net income                               $ 2,074       $ 2,391
                                                =======       =======
       Per share                                $  0.30       $  0.35
                                                =======       =======
 Weighted average common shares
 outstanding                                  6,872,921     6,744,999
                                              =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

               AQUARION COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                           UNAUDITED

                                    Three Months Ended March 31,
                                    ----------------------------
                                         1996       1995
                                       --------   --------
                                 (In thousands, except share data)

 Beginning of period                    $18,583    $16,628

 Net income                               2,074      2,391
                                        -------    -------
                                         20,657     19,019
 Deduct:   Cash dividends declared
           on common stock, $.405
           per share per quarter
           in 1996 and 1995               2,791      2,688
                                        -------    -------
 End of period                          $17,866    $16,331
                                        =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

               AQUARION COMPANY AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                                     March 31, December 31,
 ASSETS                                1996        1995
                                     --------  -----------
                                     (Unaudited)
                                          (In thousands)

 Property, plant and equipment        $439,877   $432,480

 Less: accumulated depreciation        139,147    136,726
                                      --------    -------
      Net property, plant and
      equipment                        300,730    295,754
                                      --------   --------
 Current assets:

 Cash and cash equivalents                 539        635
                                      --------   --------
 Accounts receivable:

      Customers                         16,727     15,859

      Miscellaneous                      1,304      1,263
                                      --------   --------
                                        18,031     17,122
 Less: allowance for doubtful
 accounts                                2,962      2,916
                                      --------   --------
                                        15,069     14,206

 Accrued revenues                        8,450      9,108

 Inventories                             4,323      4,105

 Prepaid expenses                        8,957      7,737
                                      --------   --------
      Total current assets              37,338     35,791
                                      --------   --------
 Goodwill                               10,162     10,270

 Recoverable income taxes               44,922     44,922

 Other assets                           27,496     27,243
                                      --------   --------
                                      $420,648   $413,980
                                      ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

               AQUARION COMPANY AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

 LIABILITIES AND
 SHAREHOLDERS' EQUITY                March 31,     December 31,
                                       1996           1995
                                     ---------     -----------
                                    (Unaudited)
                                  (In thousands, except share data)

 Shareholders' equity:

 Preferred stock, no par value,
      authorized 2,500,000 shares
      not to exceed aggregate
      value of $25,000,000,
      issuable in series-none         $            $
      issued                                 -             -

 Common stock, stated value: $1
      Authorized-16,000,000 shares
      Issued- 6,970,681 shares in
      1996 and 6,936,574 shares in
      1995                               6,971         6,937

 Capital in excess of stated value      98,988        98,213

 Retained earnings                      17,866        18,583
                                      --------      --------
                                       123,825       123,733

 Less: cost of treasury stock,
      80,434 shares in 1996 and
      81,291 shares in 1995              2,208         2,231
                                      --------      --------
      Total shareholders' equity       121,617       121,502
                                      --------      --------
 Redeemable preferred stock of
  subsidiaries                             285           285
                                      --------      --------
 Long-term debt and other obligations  138,026       131,991
                                      --------      --------
 Current liabilities:

 Short-term borrowings, unsecured       13,400        11,600

 Current maturities of long-term
  debt                                      53            62

 Accounts payable and accrued
  liabilities                           13,421        15,221

 Dividends payable                       2,790         2,776

 Accrued interest                        1,994         2,023

 Taxes other than income taxes           1,506         1,713

 Income taxes                            1,549         1,805
                                      --------      --------
      Total current liabilities         34,713        35,200
                                      --------      --------
 Advances for construction              26,741        26,264

 Contributions in aid of
  construction                          23,959        23,959

 Deferred land sale gains                  515           620

 Accrued postretirement benefit
  cost                                   3,444         3,065

 Recoverable income taxes                5,945         5,944

 Deferred taxes                         65,403        65,150
                                      --------      --------
                                      $420,648      $413,980
                                      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

               AQUARION COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           UNAUDITED

                                          Three Months Ended March 31,
                                          ----------------------------
                                                1996       1995
                                              --------   --------
                                                 (In thousands)
 Cash flows from operating activities:
    Net income                                $2,074     $2,391
 Adjustments reconciling net income to net
    cash provided by operating activities:

    Depreciation and amortization              3,431      3,157

    Allowance for funds used during
    construction                                (277)      (112)

    Provision for losses on accounts
    receivable                                    57        223

    Deferred and prepaid income taxes, net       252        310

    Proceeds from sale of surplus land,
    net of gains                                 109        264

 Change in assets and liabilities (Note 3)    (3,898)    (4,659)
                                              ------     ------
      Net cash provided by operating
      activities                               1,748      1,574
                                              ------     ------
 Cash flows from investing activities:

      Capital additions, excluding an
       allowance for funds used during
       construction                           (7,691)    (9,153)

      Advances and contributions in aid of
       construction                              721        485

      Refunds on advances for construction      (244)       (74)

      Other investing activities                (488)      (357)
                                              ------     ------
      Net cash used in investing activities   (7,702)    (9,099)
                                              ------     ------
 Cash flows from financing activities:

    Net proceeds from short-term
    borrowings                                 1,800      8,800

    Proceeds from the issuance of common
    stock, net                                   809        612

    Principal payments on long-term debt         (20)       (20)

    Proceeds from the issuance of long-
    term debt                                  6,045          -

    Common dividends paid                     (2,776)    (2,675)
                                             -------    -------
      Net cash provided by financing
      activities                               5,858      6,717
                                             -------    -------

 Net decrease in cash and cash equivalents       (96)      (808)

 Cash and cash equivalents, beginning of         635      1,335
                                             -------    -------
 Cash and cash equivalents, end of period     $  539     $  527
                                             =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY
                       ----------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           -----------------------------------------
                           UNAUDITED
                           --------

    Aquarion Company (Aquarion) is a holding company whose subsidiaries are engaged both in the regulated utility business of public water supply and in various nonutility businesses. Aquarion's utility subsidiary, Bridgeport Hydraulic Company (BHC) and BHC's subsidiaries, Stamford Water Company (SWC), New Canaan Water Company (NCWC) and Ridgefield Water Supply Company (RWSC) (collectively, the Utilities) collect, treat and distribute water for residential, commercial and industrial customers, to other utilities for resale and for private and municipal fire protection. The Utilities provide water to customers in 24 communities with a population of approximately 500,000 people in Fairfield, New Haven, and Litchfield Counties in Connecticut, including communities served by other utilities to which BHC makes water available on a wholesale basis for back-up supply or peak demand purposes through BHC's Southwest Regional Pipeline.
BHC is the largest investor-owned water company in Connecticut and, with its subsidiaries, is among the ten largest investor-owned water companies in the nation. The Utilities are regulated by several Connecticut agencies, including the Connecticut Department of Public Utility Control (DPUC). Aquarion and its subsidiaries (collectively, the Company) are also engaged in various nonutility activities. The Company conducts an environmental testing laboratory business through its Industrial and Environmental Analysts, Inc. (IEA) group of laboratories which analyze contaminants in hazardous waste, soil, air and water. Additionally, the Company is engaged in various utility management service businesses through Hydrocorp, Inc. (Hydrocorp) and Aquarion Management Services, Inc. (AMS), owns a timber processing business through Timco, Inc. (Timco) and owns a real estate subsidiary, Main Street South Corporation (MSSC).


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

NOTE 2 - INVENTORIES
- --------------------

Inventories were comprised of the following (in thousands):

                                      March 31,      December 31,
                                        1996             1995
                                      ---------      ------------
                                     (Unaudited)
 Lumber and logs                        $2,267          $2,180

 Materials and supplies                  2,056           1,925
                                        ------          ------
                                        $4,323          $4,105
                                        ======          ======

NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS
OF CASH FLOWS
- --------------------------------------------------------------

    Changes in assets and liabilities for the three month period ended March 31, are set forth below (in thousands):

                                                         1996     1995
                                                        ------   ------
                                                          (Unaudited)

(Increase) decrease in accounts receivable              $ (262)  $1,502

Increase in inventory                                     (218)    (176)

Increase in prepayments                                 (1,220)  (1,324)

Decrease in accounts payable and accrued liabilities    (1,269)  (1,607)

Decrease in interest and taxes payable                    (492)  (2,895)

Net changes in other noncurrent balance sheet items       (437)    (159)
                                                        ------   ------
                                                       $(3,898) $(4,659)
                                                       =======  =======
     Supplemental cash flow information:

       Cash paid for:

            Interest                                   $2,295   $2,111

            Income taxes                               $1,635   $4,205

NOTE 4 - SALE OF SURPLUS LAND
- -----------------------------

    For the first three months of 1996, the Company sold approximately three acres of surplus land in one transaction for a total of $215,000. Total gains approximated $106,000, or $.02 per share.

NOTE 5 - ACQUISITIONS
- ---------------------

    On February 29, 1996, the Company signed a stock purchase agreement to purchase all of the outstanding shares of the common stock of Sea Cliff Water Company (SCWC), a subsidiary of Emcor Group, Inc., for approximately $2,600,000 in cash, which is subject to adjustment at the closing. SCWC, which has approximately 4,300 customers, serves a portion of Nassau County in Long Island, New York, and has approximate annual revenues of $2,000,000. The proposed acquisition requires the approval of the New York Public Service Commission.

    On October 12, 1995, the Company completed the acquisition of NCWC and RWSC for 123,053 shares of Aquarion common stock with a market value of $2,828,692 and the repayment of certain indebtedness of The New Canaan Company (NCC) in the amount of $100,000. Immediately after the acquisition closed, the parties completed a property exchange whereby the Monroe Environmental Leasing Partnership (MELP) transferred to NCWC a commercial building and the property on which it is situated, NCWC transferred a reservoir and related property to the Second Taxing District of Norwalk (STD) and STD in turn paid $2,200,000 to MELP, which also received $214,157 from Aquarion. The property exchange resulted in net income to Aquarion of approximately $1,100,000, or 16 cents per share in 1995. The acquisition was accounted for as a pooling of interests, and the Company did not restate the previous year's financial statements due to the limited impact on consolidated operating results in 1995.

NOTE 6 - RATE MATTERS
- ---------------------

    On April 20, 1996, BHC filed an application with the DPUC for a Construction-Work-in-Progress (CWIP) water rate surcharge of 6.37 percent of current revenues to recover
90 percent of the carrying costs, through March 31, 1996, of capital used in the construction of a filter plant at its Hemlocks Reservoir in Fairfield, Connecticut. This plant, mandated by the Federal Safe Drinking Water Act of 1974
(SDWA), as amended, is estimated to cost approximately $50,000,000. This application updated the CWIP rate surcharge of 5.52 percent granted in March 1996. BHC will continue to file quarterly applications for increases in the CWIP rate surcharge as construction continues through 1997, at which time the filtration facilities are expected to be operational and subject to general ratemaking regulations.

    On March 18, 1996, BHC filed a rate application with the DPUC for a 12 percent water service rate increase designed to provide a $7,100,000 increase in annual water service revenues. As part of the application, BHC will request an opportunity to re-open the application in 1997 to include the cost of the Hemlocks filtration plant. If approved, water service rates at that time will increase by approximately an additional 11 percent, plus a cumulative CWIP rate surcharge, which is estimated to be 10 percent at that time.

    On April 3, 1996, SWC, NCWC and RWSC collectively, received a final decision from the DPUC, which will become effective on April 25, 1996, allowing for a 5.1 percent increase, designed to provide a $782,000 increase, in annual water service revenues. As part of the decision, the DPUC approved SWC's proposal to equalize the meter rates and service charges of all three companies.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
Condition and Results of Operations
- -----------------------------------

    Management's Discussion and Analysis of the Results of Operations and Financial Condition contained in Aquarion's Annual Report on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K) should be read in conjunction with the comments below.

Capital Resources and Liquidity
- -------------------------------

   Capital Expenditures
   --------------------

    The Company invested $7,691,000 in property, plant and equipment in the first three months of 1996, compared with $9,153,000 for the same 1995 period. The Utilities accounted for approximately $7,339,000 of plant additions during the current three month period, including $4,413,000 expended on SDWA mandated filtration facilities, with the balance of $352,000 being invested primarily in the Company's environmental testing laboratories and forest products operations. Management estimates that capital expenditures will total $42,000,000 in 1996, of which approximately $40,000,000 will be for water utility construction programs. Nonutility capital expenditures will approximate $2,000,000 in 1996, primarily for laboratory equipment at IEA.

   Financing Activities
   --------------------

    Due to the magnitude of the Company's construction programs and the capital-intensive nature of the public water supply business, financing has been provided from both internal and external sources. Historically, the Company's ability to finance its capital expenditures has depended substantially on rate relief. Pursuant to DPUC regulations, BHC is deriving additional revenues through the implementation of a CWIP rate surcharge in conjunction with the construction of its Hemlocks Reservoir filtration plant. The current surcharge of 5.52 percent is designed to increase the Company's revenues by $3,341,000 on an annual basis. This surcharge, however, is expected to increase quarterly as BHC continues to file quarterly applications during the construction period.

    On May 11, 1995, BHC issued a $30,000,000 unsecured note in consideration for a loan of the proceeds from the issuance by the Connecticut Development Authority (CDA) of an equal amount of tax-exempt Water Facilities Revenue Bonds. The tax-exempt CDA bonds have a 40-year maturity and initially bear interest at a weekly rate. For the three-months ended March 31, 1996, this rate has ranged between 2.8 percent and 4.8 percent with a weighted average interest rate of 2.9 percent.
The weighted average annual interest rate on these bonds was
3.3 percent through March 31, 1996. At the option of the Company, the bonds may be converted or reconverted from time to time to or from a daily, weekly or flexible rate mode and with the consent of the CDA to a multiannual (fixed for periods of one year or multiples thereof) rate mode. In addition, the bonds, with the consent of the CDA, may be converted for their remaining term to bear interest at a fixed rate. While the bonds are in the daily, weekly or flexible rate modes, a letter of credit facility or substitute credit facility will be maintained. The proceeds of this bond issuance are to be used to finance costs incurred in the construction of the Hemlocks Reservoir Filtration Project and the filtration facilities at BHC's Lakeville and Norfolk Reservoirs. Under the terms of the CDA bonds, proceeds are to be requisitioned from a construction fund held by a trustee for planned capital improvements. At March 31, 1996, the Company had requisitioned approximately $27,326,000 for the filtration projects.

    The percentage of capital expenditures financed by net cash from operating activities was 23 percent and 17 percent for the three months ended March 31, 1996 and 1995, respectively. (See "Consolidated Financial Statements-Consolidated Statements of Cash Flows.") The remainder has been provided from external financing sources. The Company obtained funds of $721,000 from advances and contributions in aid of construction from developers and customers for the three months ended March 31, 1996.

    The Company obtained funds of $824,000 from issuances of Common Stock under its Dividend Reinvestment and Common Stock purchase plan (the "Plan") for the three months ended March 31, 1996.

    Funds from external sources historically have been borrowed on a short-term basis and periodically refinanced through long-term debt or equity issues. In May 1995, Aquarion renewed unsecured revolving credit agreements with five banks. These agreements, which are renewed annually, provide $50,000,000 ($10,000,000 with each bank) of short-term credit availability on a committed basis. At March 31, 1996, $13,400,000 of short-term borrowings under the agreements was outstanding.

   Future Financing Requirements
   -----------------------------

    The Company's ability to finance future utility construction programs depends substantially on rate relief. Rate relief has an impact on cash flow from operating activities and consequently affects the Company's ability to obtain external financing. Additionally, rate relief will have an impact on the Company's ability to generate sufficient cash flows to provide a reasonable return in the form of dividends to Aquarion's stockholders. In light of the Company's substantial need for additional funds, the Company will need additional debt and equity capital to finance future utility construction. The type, amount and timing of new financings will be based on the Company's general financial policies regarding capitalization, as well as on market conditions and other economic factors.

Results of Operations for the three months
- ------------------------------------------
ended March 31, 1996 and 1995
- -----------------------------

    Net income for the three months ended March 31, 1996 was $2,074,000 compared with $2,391,000 for the same 1995 period. Operating results during the first three months of 1996 are slightly lower due to the impact of a one-time credit in the first quarter of 1995 of approximately $300,000 from an insurance rebate combined with slightly lower gains from property sales in 1996.

    Operating revenues for the first three months of 1996 increased $541,000 from the comparable 1995 period. Revenues from the Utilities increased $1,514,000, due to the acquisition of NCWC and RWSC and additional CWIP rate surcharge revenues in 1996. Revenues from the Laboratories decreased $579,000, reflecting the impact of lower sampling receipts in the first quarter of 1996 combined with continued industry pricing pressures. Timber Processing experienced a decrease in revenues of $159,000, due to lower sales volume and softer lumber prices.

    Operating expenses for the first three months of 1996 decreased $25,000 from the comparable 1995 period. The Laboratories experienced a decrease in operating expenses of $266,000 which was largely attributable to lower operating costs associated with the decreased sampling receipts. Timber Processing experienced a decrease in operating expenses of $153,000 which was primarily the result of lower production costs. These decreases were partially offset by the increase in operating expenses at the Utilities of $409,000 which was largely the result of higher costs associated with treatment and distribution expenses.

    General and administrative expenses for the first three months of 1996 increased $634,000 from the comparable 1995 period. Expenses from the Utilities increased $761,000 primarily due to a one-time credit in 1995 of approximately
$300,000 from an insurance rebate and increased costs for health insurance and employee benefits.

    Depreciation expense for the first three months of 1996 was $281,000 higher than the 1995 comparable period due to general plant additions at the Utilities.

    Interest expense for the first three months of 1996 was $236,000 higher than the 1995 comparable period due to interest expense associated with the May 1995 debt issuance of $30,000,000 by BHC and higher outstanding average short-term debt partially offset by lower short-term borrowing rates.

    Taxes other than income taxes for the first three months of 1996 increased $161,000 over the comparable 1995 period. Increased payroll and gross earnings taxes of $85,000 as well as increased property taxes of $76,000 account for this variance.

    Income taxes for the three months of 1996 were $264,000 lower than the comparable 1995 period due to lower taxable income in 1996.

Significant changes in balance sheet accounts
- ---------------------------------------------
for the three months ended March 31, 1996
- -----------------------------------------

    The increase of $1,220,000 in prepaid expenses is largely the result of prepaid property taxes that were paid in January
1996 and will be expensed over the first half of the year.

    The decrease of $1,800,000 in accounts payable and accrued liabilities is principally due to lower general accounts payable and accrued payroll costs.

                  PART II. OTHER INFORMATION
                  --------------------------

ITEM 1. - LEGAL PROCEEDINGS
- ---------------------------

    All legal proceedings have previously been reported on the Annual Report on Form 10-K in Part I, Item 3 for the year ended December 31, 1995.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

    At the Annual Meeting of shareholders of the Company held on April 23, 1996, three directors were elected to a three-year term. The shareholders elected Janet D. Greenwood with 5,173,811 affirmative votes cast and 324,193 withheld, Donald
M. Halsted, Jr. with 5,226,184 affirmative votes cast and 271,820 withheld and John A. Urquhart with 5,201,926 votes cast and 296,078 withheld.

    Shareholders ratified the selection of Price Waterhouse as independent accountants for 1996 with 5,417,795 affirmative votes cast, 36,847 negative votes and 43,362 abstentions.

    In addition, the shareholders rejected a shareholder proposal that all future non-employee directors not be granted pension benefits and current non-employee directors voluntarily relinquish their pension benefits with 2,403,903 negative votes cast, 1,309,888 affirmative votes, 198,749 abstentions and 1,585,464 broker nonvotes.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

     (a)       Exhibits.

               27 Financial Data Schedule (filed herewith).

     (b) The Company did not file a report on Form 8-K for the three months ended March 31, 1996.

                           SIGNATURE



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AQUARION COMPANY



Date:       May 9, 1996        By     /s/JANET M. HANSEN
                                  ------------------------------
                                   Janet M. Hansen
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Treasurer