Form 10-Q
period 1996-06-30
AQUARION CO
filed 1996-08-13
CIK 49423

Form 10-Q

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   June 30, 1996
                                          -----------------

                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to
                                         --------    --------

                   Commission File Number   1-8060
                                          ----------

                           AQUARION COMPANY
                         --------------------

        (Exact name of registrant as specified in its charter)

               Delaware                      06-0852232
          ------------------            --------------------

(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

835 Main Street, Bridgeport, Connecticut      06601
- ----------------------------------------     -------

(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (203)335-2333


- -----------------------------------------------------------------

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

                            Yes  X   No
                               ----     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 7, 1996:

          Common Stock
     No Par Value (Stated Value: $1)              6,956,514
     -------------------------------         -------------------
               Class                           Number of Shares

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements


                   AQUARION COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

                               UNAUDITED

                          Quarter Ended June 30,  Six Months Ended June 30,
                          ----------------------  -------------------------

                              1996     1995           1996     1995
                              ----     ----          -----     ------

                             (In thousands, except share data)


Operating revenues          $ 28,892   $ 28,414     $ 55,035  $ 54,016
                            --------   --------     --------   -------
Costs and expenses:

   Operating                  10,590     10,465       19,911    19,811

   General and
   administrative              4,338      4,493        8,925     8,446

   Depreciation                3,163      2,905        6,353     5,814

   Interest expense            2,493      2,243        4,779     4,293

   Taxes other than income
   taxes                       3,355      2,993        6,736     6,213
                             -------     ------       ------    ------

Total costs and expenses      23,939     23,099       46,704    44,577
                             -------    -------      -------   -------
                               4,953      5,315        8,331     9,439
Allowance for funds used
 during construction             286        176          563       288
                             -------    -------      -------   -------
Income before income taxes     5,239      5,491        8,894     9,727

Income taxes                   2,074      2,384        3,655     4,229
                             -------    -------      -------   -------

   Net income               $  3,165   $  3,107     $  5,239  $  5,498
                           =========  =========    ========= =========

   Per share                $   0.46   $   0.46     $   0.76  $   0.81
                           =========  =========    ========= =========
Weighted average common
shares outstanding         6,906,680  6,778,436    6,889,800 6,761,810
                           =========  =========    ========= =========

The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                   UNAUDITED

                            Quarter Ended June 30,   Six Months Ended June 30,
                            ----------------------   -------------------------
                                1996    1995               1996    1995
                                ----    ----               ----    ----

                               (In thousands, except share data)

RETAINED EARNINGS


Beginning of period            $17,866 $16,331           $18,583 $16,628

Net income                       3,165   3,107             5,239   5,498
                                ------  ------            ------  ------
                                21,031  19,438            23,822  22,126
Deduct:   Cash dividends
          declared on common
          stock, $.405 per
          share per quarter
          in 1996 and 1995       2,805   2,702             5,596   5,390
                                ------  ------            ------  ------
End of period                  $18,226 $16,736            $18,226 $16,736
                                ======  ======             ======  ======


The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                       June 30,    December 31,
 ASSETS                                  1996          1995
                                      ---------    -----------
                                     (Unaudited)

                                           (In thousands)


 Property, plant and equipment        $457,463     $432,480

 Less: accumulated depreciation        143,429      136,726
                                       -------      -------
   Net property, plant and
   equipment                           314,034      295,754
                                       -------      -------

 Current assets:

 Cash and cash equivalents                 502          635
                                       -------      -------
 Accounts receivable:

   Customers                            17,033       15,859

   Miscellaneous                         1,610        1,263
                                       -------      -------
                                        18,643       17,122
 Less: allowance for doubtful
  accounts                               2,882        2,916
                                       -------      -------
                                        15,761       14,206

 Accrued revenues                       11,228        9,108

 Inventories                             4,194        4,105

 Prepaid expenses                        8,080        7,737
                                       -------      -------
   Total current assets                 39,765       35,791
                                       -------      -------

 Goodwill                               10,450       10,270

 Recoverable income taxes               44,922       44,922

 Other assets                           28,336       27,243
                                       -------      -------
                                      $437,507     $413,980
                                       =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                         June 30,    December 31,
SHAREHOLDERS' EQUITY                      1996          1995
                                        --------    -----------

                                     (Unaudited)

                                         (In thousands, except
                                              share data)
Shareholders' equity:

Preferred stock, no par value,
  authorized 2,500,000 shares not to
  exceed aggregate value of
  $25,000,000, issuable in series-      $           $
  none issued                                  -           -

Common stock, stated value: $1
  Authorized-16,000,000 shares
  Issued- 7,007,609 shares in 1996
  and 6,936,574 shares in 1995             7,008       6,937

Capital in excess of stated value         99,788      98,213

Retained earnings                         18,226      18,583
                                         -------     -------
                                         125,022     123,733
Less: cost of treasury stock, 80,428
  shares in 1996 and 81,291 shares
  in 1995                                  2,208       2,231
                                         -------     -------
  Total shareholders' equity             122,814     121,502
                                         -------     ------
Redeemable preferred stock of                285         285
                                         -------     -------
Long-term debt and other obligations     141,388     131,991
                                         -------     -------
Current liabilities:

Short-term borrowings, unsecured          23,900      11,600

Current maturities of long-term debt          46          62

Accounts payable and accrued              13,935      15,221

Dividends payable                          2,806       2,776

Accrued interest                           2,164       2,023

Taxes other than income taxes              1,562       1,713

Income taxes                                (67)       1,805
                                         -------     -------
  Total current liabilities               44,346      35,200
                                         -------     -------
Advances for construction                 27,884      26,264

Contributions in aid of construction      24,033      23,959

Deferred land sale gains                   1,087         620

Accrued postretirement benefit cost        3,971       3,065

Recoverable income taxes                   5,945       5,944

Deferred taxes                            65,754      65,150
                                         -------     -------
                                        $437,507    $413,980
                                         =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                            Six Months Ended June 30,
                                            -------------------------
                                                1996        1995
                                                ----        ----
                                         (In thousands)
Cash flows from operating activities:

    Net income                                $ 5,239     $ 5,498

Adjustments reconciling net income to net cash provided by operating activities:

    Depreciation and amortization               6,866       6,317

    Allowance for funds used during
    construction                                 (563)       (288)

    Provision for losses on accounts
    receivable                                    (44)        442

    Deferred and prepaid income taxes, net       (297)        889

    Proceeds from sale of surplus land,
    net of gains                                  146         760

Change in assets and liabilities (Note 3)      (6,184)     (8,052)
                                               ------      ------
     Net cash provided by operating
       activities                               5,163       5,566
                                               ------      ------
Cash flows from investing activities:

     Capital additions, excluding an
       allowance for funds used during
       construction                          (19,307)    (20,452)

    Acquisition of business, less cash
    acquired                                   (2,525)          -

    Advances and contributions in aid of
       construction                             1,527       1,052

    Refunds on advances for construction         (288)       (169)

    Other investing activities                   (762)       (436)
       Net cash used in investing            --------     -------
       activities                             (21,355)    (20,005)
                                             --------     -------
Cash flows from financing activities:

    Net proceeds from short-term
    borrowings                                 10,600       7,500

    Proceeds from the issuance of common
    stock, net                                  1,646       1,399

    Principal payments on long-term debt          (31)        (36)

    Proceeds from the issuance of long-
    term debt                                   9,411      10,110

    Common dividends paid                      (5,567)     (5,363)

    Bond finance charges                            -        (305)
                                              -------     -------
      Net cash provided by financing
       activities                              16,059      13,305
                                              -------     -------
Net decrease in cash and cash equivalents        (133)     (1,134)

Cash and cash equivalents, beginning of
 period                                           635       1,335
                                              -------     -------

Cash and cash equivalents, end of period     $    502    $    201
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

                       AQUARION COMPANY
                       ----------------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          ------------------------------------------
                           UNAUDITED
                           ---------

    Aquarion Company (Aquarion) is a holding company whose

subsidiaries are engaged both in the regulated utility

business of public water supply and in various nonutility

businesses.  Aquarion's utility subsidiaries, Bridgeport

Hydraulic Company (BHC), BHC's subsidiaries, Stamford Water

Company (SWC), New Canaan Water Company (NCWC) and Ridgefield

Water Supply Company (RWSC) and  Sea Cliff Water Company

(SCWC) (collectively, the Utilities) collect, treat and

distribute water for residential, commercial and industrial

customers, to other utilities for resale and for private and municipal fire protection.  The Utilities provide water to

customers in 30 communities with a population of approximately

500,000 people in Connecticut and Long Island, including

communities served by other utilities to which BHC makes water available on a wholesale basis for back-up supply or peak

demand purposes through BHC's Southwest Regional Pipeline.

BHC is the largest investor-owned water company in Connecticut and, with its subsidiaries and SCWC, is among the ten largest investor-owned water companies in the nation.  The Utilities are regulated by several Connecticut and New York agencies,

including the Connecticut Department of Public Utility Control

(DPUC) and the New York Public Service Commission (PSC).

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

South Corporation (MSSC).



NOTE 1 - BASIS OF PRESENTATION

- ------------------------------

    The accompanying consolidated financial statements of the

Company have been prepared in accordance with generally

accepted accounting principles for interim financial

information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of

rate-regulated public utilities, comply with the Uniform

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

NOTE 2 - INVENTORIES

- --------------------

Inventories were comprised of the following (in thousands):

                                      June 30,       December 31,

                                          1996            1995
                                      ---------      -----------
                                     (Unaudited)

 Lumber and logs                       $ 2,150          $ 2,180

 Materials and supplies                  2,044            1,925
                                       -------          -------
                                       $ 4,194          $ 4,105
                                       =======          =======


NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS
- ------------------------------------------------------------

OF CASH FLOWS

- -------------



Changes in assets and liabilities for the six month period

ended June 30, are set forth below (in thousands):

                                          1996       1995
                                       --------  ---------
                                           (Unaudited)

Increase in accounts receivable       $(3,147)   $  (856)

Increase in inventory                     (53)    (1,027)

Increase in prepayments                  (305)      (369)

Decrease in accounts payable and         (533)      (550)
 accrued liabilities

Decrease in interest and taxes         (1,909)    (4,410)
 payable

Net changes in other noncurrent          (237)      (840)
 balance sheet items                  -------    -------
                                      $(6,184)   $(8,052)
                                      ========   =======

Supplemental cash flow information:
  Cash paid for:

       Interest                        $4,463     $4,109

       Income taxes                    $5,705     $7,775



NOTE 4 - SALE OF SURPLUS LAND

- ------------------------------



    For the first six months of 1996, the Company sold

approximately four acres of surplus land in two transactions for a total of $315,000.  Total gains approximated $169,000,

or $.02 per share.

NOTE 5 - ACQUISITIONS

- ---------------------



    On May 30, 1996, the Company acquired Sea Cliff Water

Company, a subsidiary of Emcor Group, Inc., for approximately

$2,600,000 in cash.  SCWC, which has approximately 4,300

customers, serves a portion of Nassau County in Long Island,

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



NOTE 6 - RATE MATTERS

- ---------------------




    On July 19, 1996, BHC filed an application with the DPUC

for a  Construction-Work-in-Progress (CWIP) rate surcharge of

6.93 percent of current revenues to recover 90 percent of the carrying costs, through June 30, 1996, of capital used in the construction of a filter plant at its Hemlocks Reservoir in

Fairfield, Connecticut.  This plant, mandated by the Federal

Safe Drinking Water Act of 1974 (SDWA), as amended, is

estimated to cost approximately $50,000,000.  This application updated the CWIP rate surcharge of 6.37 percent granted in

June 1996, which was subsequently adjusted to 5.93% on July

31, 1996.  BHC will continue to file quarterly applications

for increases in the CWIP rate surcharge as construction

continues through 1997, at which time the filtration

facilities are expected to be operational and subject to

general ratemaking regulations.



    On July 31, 1996, BHC received approval from the DPUC for

a 6.5 percent water service rate increase designed to provide a $4,000,000 increase in annual water service revenues.

As part of the decision, BHC will be allowed to re-open the

application in 1997 to include the full cost of construction of the Hemlocks filtration plant, as well as all corresponding operating expenses, property taxes and depreciation expense.

If approved, water service rates at that time will increase by approximately an additional 11 percent, plus a cumulative CWIP rate surcharge, which is estimated to be 10 percent at that

time.  As a result of this decision, the current quarterly

CWIP water rate surcharge was reduced from 6.37 percent to

5.93 percent.




    On April 3, 1996, SWC, NCWC and RWSC collectively,

received a final decision from the DPUC, which  became

effective on April 25, 1996, allowing for a 5.1 percent

increase, designed to provide a $782,000 increase  in annual water service revenues.  As part of the decision, the DPUC

approved SWC's proposal to equalize the meter rates and

service charges of all three companies.

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



Capital Resources and Liquidity

- -------------------------------



  Capital Expenditures

  --------------------



    The Company invested $19,307,000 in property, plant and

equipment in the first six months of 1996, compared with

$20,452,000 for the same 1995 period.  The Utilities accounted for approximately $18,578,000 of plant additions during the

current six month period, including $11,204,000 expended on

SDWA mandated filtration facilities.  Management estimates

that capital expenditures will total $42,000,000 in 1996, of which approximately $40,000,000 will be for water utility

construction programs.  Nonutility capital expenditures will approximate $2,000,000 in 1996, primarily for laboratory

equipment at IEA.



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

BHC is receiving additional revenues through the

implementation of a CWIP rate surcharge in conjunction with

the construction of its Hemlocks Reservoir filtration plant.

The current surcharge of 5.93 percent is designed to increase the Company's revenues by $3,854,000 on an annual basis.  This surcharge, however, is expected to increase quarterly as BHC continues to file  applications during the construction

period.



    The percentage of capital expenditures financed by net

cash from operating activities was 26 percent and 27 percent for the six months ended June 30, 1996 and 1995, respectively.

(See "Consolidated Financial Statements-Consolidated

Statements of Cash Flows.")  The remainder has been provided from external financing sources.  The Company obtained funds of $1,527,000  from advances and contributions in aid of

construction from developers and customers for the six months ended June 30, 1996.



    The Company obtained funds of $1,665,000 from issuances of

Common Stock under its Dividend Reinvestment and Common Stock purchase plan (the "Plan") for the six months ended June 30,


1996.



    Funds from external sources historically have been

borrowed on a short-term basis and periodically refinanced

through long-term debt or equity issues.  Annually in May, the unsecured revolving credit agreements  are subject to renewal with the five banks.  In 1996 the agreement between the

Company and one of the participating banks was not renewed and

Fleet Bank acquired Natwest Bank, both of which are

participating banks in the agreement. These agreements now

provide $40,000,000 ($20,000,000 with one bank, $10,000,000

with the two remaining  banks)
of short-term credit availability on a committed basis.  At June 30, 1996,

$23,900,000 of short-term borrowings under the agreements was outstanding.



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

Company's  need for additional funds, the Company will need

additional debt and equity capital to finance future utility construction.  The type, amount and timing of new financings will be based on the Company's general financial policies

regarding capitalization, as well as on market conditions and other economic factors.



Results of Operations for the six months and

- --------------------------------------------

three months ended June 30, 1996 and 1995

- -----------------------------------------



    Net income for the six months ended June 30, 1996 was

$5,239,000 compared with $5,498,000 for the same 1995 period.

Net income for the three months ended June 30, 1996 was

$3,165,000 versus $3,107,000 for the second quarter of 1995.

Operating results during the first six months of 1996 are

lower due to the impact of a one-time credit in the first

quarter of 1995 of approximately $300,000 from an insurance

rebate combined with lower gains from property sales in 1996.



    Operating revenues increased $1,019,000 and $478,000 for

the six months and three months ended June 30, 1996 from the comparable 1995 periods.  Revenues from the Utilities

increased $3,062,000 and $1,548,000, respectively, due to the acquisition of NCWC and RWSC and additional CWIP rate

surcharge revenues in 1996.  Revenues from the Laboratories

decreased $1,147,000 and $568,000, respectively, reflecting

the impact of lower sampling receipts in 1996 combined with

continued industry pricing pressures.  Property  sales

decreased $795,000 and $545,000, respectively,  due to lower volume in the land sales program.



    Operating expenses increased $100,000 and $125,000 for the six months and three months ended June 30, 1996, from the

comparable 1995 periods.  Operating expenses at the Utilities increased $892,000 and $483,000, respectively,  which was

primarily the result of higher costs associated with treatment and distribution expenses. The decrease in operating expenses of  $482,000 and $395,000, respectively, for the Real Estate segment is directly the result of the lower  sales volume in

1996. The Laboratories experienced a decrease in operating

expenses of $370,000 and $104,000, respectively,  which was

largely attributable to lower operating costs associated with the decreased sampling receipts.



          General and administrative expenses for the first

six months of 1996 increased $479,000 from the comparable 1995 period.  Expenses from the Utilities increased $659,000

primarily due to a one-time credit in 1995 of approximately

$300,000 from an insurance rebate and increased costs for

workmen's compensation, health insurance, employee benefits

and other administrative expenses partially offset by improved accounts receivable collections.

    General and administrative expenses decreased by $155,000

for the second quarter of 1996 versus the comparable 1995

period due to the improved accounts receivable collections and lower  G & A expenses at the Laboratories.



       Depreciation expense increased $539,000 and $258,000

for the six months and three months ended June 30, 1996 from the 1995 comparable periods due to general plant additions at the Utilities.



    Interest expense for the  six months  and three months

ended June 30, 1996 was $486,000 and $250,000 higher than the

1995 comparable periods due to interest expense associated

with the May 1995 debt issuance of $30,000,000 by BHC and

higher outstanding average short-term debt, primarily

associated with filtration,  partially offset by lower short-

term borrowing rates.



    Taxes other than income taxes for the six months and

three months ended June 30, 1996 increased $523,000 and

$362,000 over the comparable 1995 periods.  Increased property taxes of $263,000 and $248,000, respectively,  as well as

increased payroll and gross earnings taxes of $260,000 and

$114,000, respectively,  account for these variances.



    Income taxes decreased $574,000 and $310,000 for the six

months and three months ended June 30, 1996 from the

comparable 1995 periods  due to lower taxable income and a

lower effective tax rate in 1996.



Significant changes in balance sheet accounts

- ---------------------------------------------

for the six months ended June 30, 1996

- --------------------------------------



    The increase of $2,120,000 in accrued revenues is largely

the result of higher unbilled revenues and CWIP surcharge at the Utilities at June 30, 1996  versus December 31, 1995.



    The increase of $12,300,000 in short term borrowings is

principally due to continuing construction costs due to

filtration  and the acquisition of SCWC. The filtration

construction costs will be refinanced with long term debt in the future.



    Income taxes payable decreased $1,872,000 as a result of

the required estimated State of Connecticut tax payments

exceeding the actual liability.

                  PART II. OTHER INFORMATION

                   -------------------------



ITEM 1. - LEGAL PROCEEDINGS

- ---------------------------

    All legal proceedings have previously been reported on the

Annual Report on Form 10-K in Part I, Item 3 for the year

ended December 31, 1995.





ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- -------------------------------------------------------------



    All "Submission of Matters to a Vote of Security Holders"

have been previously reported on Form 10-Q in Part II, Item 4 for the quarter ended March 31, 1996.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

- ------------------------------------------



     (a)       Exhibits.



               27 Financial Data Schedule (filed herewith).



     (b)       On June 26, 1996, the Company filed a report

               on Form 8-K pursuant to the Securities

               Exchange Act of 1934, which under Item 5

               reported the Replacement Shareholders Rights

               Plan.

                           SIGNATURE

                           ---------



     Pursuant to the requirements of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

authorized.





                                        AQUARION COMPANY




Date: August 13, 1996           By  /s/JANET M. HANSEN

      ----------------------        --------------------

                                Janet M. Hansen

                                Executive Vice President,

                                Chief Financial Officer and

                                Treasurer