Form 10-Q
period 1996-09-30
AQUARION CO
filed 1996-11-08
CIK 49423

Form 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 1996
                                     -----------------------

                                OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to __________

               Commission File Number    1-8060
                                      -------------

                         AQUARION COMPANY
                  -----------------------------
      (Exact name of registrant as specified in its charter)

                   Delaware                      06-0852232
     ----------------------------------      --------------------
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)       Identification Number)


     835 Main Street, Bridgeport, Connecticut             06601
     ----------------------------------------          ---------
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(203) 335-2333
_________________________________________________________________

(Former name former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 14 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X      No
                         ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 6, 1996:

          Common Stock
       No Par Value (Stated Value: $1)         6,999,798
       -------------------------------      -----------------
               Class                       Number of Shares

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements

                AQUARION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                            UNAUDITED

                               Quarter Ended        Nine Months Ended
                               September 30,          September 30,
                               -------------        ---------------

                               1996      1995        1996      1995
                               ----      ----        ----      ----
                                (In thousands, except share data)

Operating revenues          $  31,101 $  29,999   $  86,136 $  84,015
                            --------- ---------   --------- ---------
Costs and expenses:
   Operating                   11,239    10,511      31,150    30,322

   General and
   administrative               4,148     5,497      13,073    13,943
   Depreciation                 3,154     2,907       9,507     8,721

   Interest expense             2,554     2,327       7,333     6,620

   Taxes other than income
   taxes                        3,350     3,242      10,086     9,455
                              -------   -------     -------   -------
Total costs and expenses       24,445    24,484      71,149    69,061
                              -------   -------     -------   -------
                                6,656     5,515      14,987    14,954
Allowance for funds used
 during construction              364       221         927       509
                              -------   -------     -------   -------

Income before income taxes      7,020     5,736      15,914    15,463

Income taxes                    2,884     2,494       6,539     6,723
                              -------   -------     -------   -------

   Net income               $   4,136 $   3,242   $   9,375 $   8,740
                             ========  ========    ========  ========

   Per share                $    0.60 $    0.48   $    1.36 $    1.29
                            =========  ========    ========  ========

Weighted average common
 shares outstanding         6,950,889 6,811,252   6,910,312 6,778,430
                            ========= =========   ========= =========


The accompanying notes are an integral part of these consolidated financial statements.

                AQUARION COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                            UNAUDITED

                                Quarter Ended   Nine Months Ended
                                September 30,     September 30,
                                -------------   -----------------
                                1996    1995       1996    1995
                                ----    ----       ----    ----

                               (In thousands, except share data)

RETAINED EARNINGS

Beginning of period            $18,226 $16,736   $18,583 $16,628

Net income                       4,136   3,242     9,375   8,740
                                ------  ------    ------  ------
                                22,362  19,978    27,958  25,368
Deduct:   Cash dividends
          declared on common
          stock, $.405 per
          share per quarter
          in 1996 and 1995       2,823   2,715     8,419   8,105
                                ------  ------    ------  ------

End of period                  $19,539 $17,263   $19,539 $17,263
                                ======  ======    ======  ======



The accompanying notes are an integral part of these consolidated financial statements.
                                  -3-

                AQUARION COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                                      September 30,   December 31,
ASSETS                                    1996            1995
                                      ------------    -----------
                                       (Unaudited)
                                              (In thousands)


 Property, plant and equipment          $ 465,758      $ 432,480
 Less: accumulated depreciation           144,568        136,726
                                        ---------      ---------
      Net property, plant and
      equipment                           321,190        295,754
                                        ---------      ---------
 Current assets:

 Cash and cash equivalents                     76            635
                                        ---------       --------
 Accounts receivable:
      Customers                            18,626         15,859

      Miscellaneous                           995          1,263
                                        ---------       --------
                                           19,621         17,122
 Less: allowance for doubtful
  accounts                                  2,313          2,916
                                        ---------       --------
                                           17,308         14,206

 Accrued revenues                          10,626          9,108

 Inventories                                3,926          4,105

 Prepaid expenses                          10,018          7,737
                                        ---------       --------
      Total current assets                 41,954         35,791


 Goodwill                                  10,379         10,270

 Recoverable income taxes                  44,922         44,922

 Other assets                              27,760         27,243
                                        ---------      ---------
                                        $ 446,205      $ 413,980
                                        =========      =========

The accompanying notes are an integral part of these consolidated financial statements.
                                   -4-

                AQUARION COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

LIABILITIES AND                       September 30,       December 31,
SHAREHOLDERS' EQUITY                       1996               1995
                                      ------------        -----------
                                       (Unaudited)
                                       (In thousands, except share data)

Shareholders' equity:

      Preferred stock, no par value,
      authorized 2,500,000 shares not
      to exceed aggregate value of
      $25,000,000, issuable in          $                  $
      series-none issued                         -                   -

Common stock, stated value: $1
     Authorized-16,000,000 shares
     Issued- 7,044,288 shares in
     1996 and 6,936,574 shares in
     1995                                    7,044               6,937

Capital in excess of stated value          100,565              98,213

Retained earnings                           19,539              18,583
                                         ---------           ---------
                                           127,148             123,733

      Less: cost of treasury stock, 73,257
      shares in 1996 and 81,291
      shares in 1995                         2,021               2,231
                                         ---------           ---------
     Total shareholders' equity            125,127             121,502
                                         ---------           ---------
Redeemable preferred stock of                  285                 285
                                         ---------           ---------
Long-term debt and other obligations       141,387             131,991
                                         ---------           ---------
Current liabilities:

Short-term borrowings, unsecured            29,200              11,600

Current maturities of long-term debt            39                  62

Accounts payable and accrued                13,517              15,221

Dividends payable                            2,823               2,776

Accrued interest                             1,957               2,023

Taxes other than income taxes                1,679               1,713

Income taxes                                 1,156               1,805

                                         ---------           ---------
     Total current liabilities              50,371              35,200
                                         ---------           ---------
Advances for construction                   28,083              26,264

Contributions in aid of construction        24,041              23,959

Deferred land sale gains                       984                 620

Accrued postretirement benefit cost          4,462               3,065

Recoverable income taxes                     5,944               5,944

Deferred taxes                              65,521              65,150
                                         ---------           ---------
                                         $ 446,205          $  413,980
                                         =========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                AQUARION COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            UNAUDITED

                                                 Nine Months Ended
                                                 -----------------
                                                   September 30,
                                                 -----------------
                                                 1996         1995
                                                 ----         ----
                                                (In thousands)
 Cash flows from operating activities:

   Net income                                $  9,375     $  8,740

 Adjustments reconciling net income to net cash provided by operating activities:

    Depreciation and amortization               10,259        9,394

    Allowance for funds used during
     construction                                 (927)        (509)

    Provision for losses on accounts
     receivable                                   (318)         590

    Deferred and prepaid income taxes, net        (531)         872

    Proceeds from sale of surplus
     land, net of gains                            297        1,446

    Change in assets and liabilities (Note 3)   (7,060)      (8,271)
                                                ------       ------
       Net cash provided by operating
        activities                              11,095       12,262
                                                ------       ------
 Cash flows from investing activities:

      Capital additions, excluding an allowance
       for funds used during construction      (29,375)     (29,849)

    Acquisition of business, less cash
     acquired                                   (2,558)           -

    Advances and contributions in aid of
     construction                                1,985        1,949

    Refunds on advances for construction          (539)        (160)

    Other investing activities                    (526)         105
                                                ------       ------
       Net cash used in investing activities   (31,013)     (27,955)
                                                ------       ------

 Cash flows from financing activities:

    Net proceeds from short-term
     borrowings                                 15,900       10,100

    Proceeds from the issuance of common
    stock, net                                   2,460        2,001

    Principal payments on long-term debt           (39)      (4,057)

    Proceeds from the issuance of long-
    term debt                                    9,411       14,903

    Common dividends paid                       (8,373)      (8,065)

    Bond finance charges                             -         (373)
                                                ------       ------
     Net cash provided by financing
       activities                               19,359       14,509
                                                ------       ------

 Net decrease in cash and cash equivalents        (559)      (1,184)

 Cash and cash equivalents, beginning of
  period                                           635        1,335
                                                ------       ------

 Cash and cash equivalents, end of period     $     76     $    151
                                               =======      =======

The accompanying notes are an integral part of these consolidated financial statements.
                                    -6-

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

(RWSC); and  Sea Cliff Water Company (SCWC) (collectively, the

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


NOTE 1 - BASIS OF PRESENTATION

------------------------------

     The accompanying consolidated financial statements of the

Company have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and,

as applied in the case of rate-regulated public utilities, comply with the Uniform System of Accounts and rate making practices prescribed by the authorities.  Accordingly, they do not include all of the information and footnotes required by generally

accepted accounting principles for complete financial statements.

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

Company's Annual Report on Form 10-K for the year ended December

31, 1995.

NOTE 2 - INVENTORIES

--------------------

Inventories were comprised of the following (in thousands):

                                 September 30,      December 31,
                                      1996               1995
                                 -------------      -----------
                                  (Unaudited)

 Lumber and logs                       $ 1,875        $ 2,180
 Materials and supplies                  2,051          1,925
                                        ------         ------
                                       $ 3,926        $ 4,105
                                        ======         ======


NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS

OF CASH FLOWS

------------------------------------------------------------

Changes in assets and liabilities for the nine month period ended

September 30, are set forth below (in thousands):


                                            1996       1995
                                           ------     ------
                                              (Unaudited)

Increase in accounts receivable           $(3,818)   $(1,941)

Decrease (increase) in inventory              215       (842)

Increase in prepayments                    (2,243)    (1,034)

(Decrease) increase in accounts
 payable and accrued liabilities             (454)       626

Decrease in interest and taxes payable       (776)    (2,741)

Net changes in other noncurrent
 balance sheet items                           16     (2,339)
                                           ------     ------
                                          $(7,060)   $(8,271)
                                           ======     ======

Supplemental cash flow information:
  Cash paid for:
       Interest                            $7,137     $6,586

       Income taxes                        $7,527     $8,775


NOTE 4 - SALE OF SURPLUS LAND

-----------------------------

     For the first nine months of 1996, the Company sold

approximately 25 acres of surplus land  for a total of

$1,024,000.  Total gains approximated $358,000, or $.05 per

share.

NOTE 5 - ACQUISITIONS

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



NOTE 6 - RATE MATTERS

---------------------


     On October 18, 1996, BHC filed an application with the DPUC for a  Construction-Work-in-Progress (CWIP) rate surcharge of

8.05 percent of current revenues to recover 90 percent of the carrying costs, through September 30, 1996, of capital used in the construction of a filtration plant at its Hemlocks Reservoir in Fairfield, Connecticut.  This plant, mandated by the Federal

Safe Drinking Water Act of 1974 (SDWA), as amended, is estimated to cost approximately $50,000,000.  This application updated the

CWIP rate surcharge of 6.93 percent granted in September 1996.

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

NOTE 7 - SUBSEQUENT EVENT

-------------------------

     On October 3, 1996, BHC issued a $30,000,000 unsecured note in consideration for a loan of the proceeds from the issuance by the Connecticut Development Authority  of an equal amount of tax-

exempt Water Facilities  Revenue Bonds (CDA bonds). The tax-

exempt CDA bonds bearing interest at 6.0 percent have a 40 year maturity and are subject to alternative minimum tax. BHC has the option to have these bonds redeemed at a price ranging from 102 percent on September 1, 2006 to 100 percent on September 1, 2010 and thereafter. The proceeds of this bond issuance are to be used to offset costs incurred in the construction of the Hemlocks

Reservoir Filtration Project,  the filtration facilities at BHC's

Lakeville and Norfolk Reservoirs and other facilities consisting of transmission and distribution mains, service lines, meters and hydrants for the purpose of supplying safe potable water to the general public within the Company's service area. Under the terms of the CDA bonds, proceeds are to be requisitioned from a

construction fund held by a trustee for planned capital

improvements. On October 3, 1996, the Company requisitioned

approximately $16,756,000 for the projects and reduced short term borrowings to $11,300,000.



     See Note 6 for additional rate increases granted subsequent to September 30, 1996.



Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations

----------------------------------------------------------

     Management's Discussion and Analysis of the Results of

Operations and Financial Condition contained in Aquarion's Annual

Report on Form 10-K for the year ended December 31, 1995

(1995 Form 10-K) should be read in conjunction with the comments below.

Capital Resources and Liquidity

-------------------------------


   Capital Expenditures

   --------------------


     The Company invested $29,375,000 in property, plant and

equipment in the first nine months of 1996, compared with

$29,849,000 for the same 1995 period.  The Utilities accounted for approximately $28,397,000 of plant additions during the

current nine month period, including $16,882,000 expended on SDWA mandated filtration facilities.  Management estimates that

capital expenditures will total $39,000,000 in 1996, of which approximately $37,500,000 will be for water utility construction programs.


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

Reservoir filtration plant.  The current surcharge of 6.93

percent is designed to increase the Company's revenues by

$4,500,000 on an annual basis.  The company will continue to file applications for this surcharge quarterly during the construction period.
                                  -10-

     The percentage of capital expenditures financed by net cash from operating activities was 38 percent and 41 percent for the nine months ended September 30, 1996 and 1995, respectively.

(See "Consolidated Financial Statements-Consolidated Statements

of Cash Flows.")  The remainder has been provided from external financing sources.  The Company obtained funds of $1,985,000 from advances and contributions in aid of construction from

developers and customers for the nine months ended September 30,

1996.


     The Company obtained funds of $2,562,000 from issuances of

Common Stock under its Dividend Reinvestment and Common Stock purchase plan (the "Plan") for the nine months ended

September 30, 1996.


     Funds from external sources historically have been borrowed on a short-term basis and periodically refinanced through long-

term debt or equity issues.  Annually in May, the unsecured

revolving credit agreements  are subject to renewal with the five banks.  In 1996 the agreement between the Company and one of the participating banks was not renewed and Fleet Bank acquired

Natwest Bank, both of which are participating banks in the

agreement. These agreements now provide $40,000,000 ($20,000,000 with one bank, $10,000,000 with the two remaining  banks) of short-term credit availability on a committed basis.  At

September 30, 1996, $29,200,000 of short-term borrowings under the agreements was outstanding, which was subsequently reduced to

$11,300,000 on October 3, 1996.


   Future Financing Requirements

   -----------------------------

     The Company's ability to finance future utility construction programs depends substantially on rate relief.  Rate relief has an impact on cash flow from operating activities and consequently affects the Company's ability to obtain external financing.

Additionally, rate relief will have an impact on the Company's ability to generate sufficient cash flows to provide a reasonable return in the form of dividends to the Company's shareholders.

The type, amount and timing of new financings will be based on the Company's general financial policies regarding

capitalization, as well as on market conditions and other

economic factors.


Results of Operations for the nine months and

three months ended September 30, 1996 and 1995

----------------------------------------------

     Net income for the nine months ended September 30, 1996 was

$9,375,000 compared with $8,740,000 for the same 1995 period.

Net income for the three months ended September 30, 1996 was

$4,136,000  versus $3,242,000 for the third quarter of 1995.

During the first nine months of 1996, net income reflects the improved operating results of the Company's public water supply segment, as well as  lower income taxes and reduced bad debt expense, partially offset by a wetter than normal summer, lower property sales in 1996 and continued pricing pressure on the

Laboratories, as well as the Timber processing business.


     Operating revenues increased $2,121,000 and $1,102,000 for the nine months and three months ended September 30, 1996 from the comparable 1995 periods.  Revenues from the Utilities

increased $3,815,000 and $753,000, respectively, due to the

acquisition of NCWC, RWSC and SCWC and
additional CWIP rate surcharge revenues in 1996, partially offset by a wetter than normal year in 1996.  Timber processing revenues increased

$399,000 and $520,000, respectively, due to an increase in sales volume in the third quarter.  Revenues from the Laboratories decreased $1,106,000 for the nine months ended September 30, 1996 reflecting the impact of lower sampling receipts in 1996 combined with continued industry pricing pressures.  Property  sales

decreased $1,002,000 and $207,000, respectively,  due to lower volume in the land sales program.


     Operating expenses increased $828,000 and $728,000 for the nine months and three months ended September 30, 1996 from the comparable 1995 periods.  Operating expenses at the Utilities increased $1,100,000 and $208,000, respectively,  which was

primarily the result of higher costs associated with water

treatment and distribution. The decrease in operating expenses of

$625,000 and $143,000, respectively, for the Real Estate segment is directly the result of the lower  sales volume in 1996. Timber processing experienced an increase in operating expenses of

$474,000 and $481,000, respectively,  which was largely

attributable to higher operating costs associated with the

increased sales  volume.


          General and administrative expenses decreased  $870,000

and $1,349,000, respectively, for the nine months and three

months ended September 30, 1996 from the comparable 1995 period.

This decrease reflects the effect of reduced bad debt expense in

1996 and the non recurring  retirement benefits for the former chairman in 1995, partially offset by  increased costs for

health insurance, employee benefits and other administrative expenses in 1996 and a non recurring insurance rebate in 1995.


       Depreciation expense increased $786,000 and $247,000  for

the nine months and three months ended September 30, 1996 from the 1995 comparable periods due to general plant additions at the

Utilities.


     Interest expense for the  nine months  and three months

ended September 30, 1996 was $713,000 and $227,000 higher than the 1995 comparable periods due to interest expense associated with the May 1995 debt issuance of $30,000,000 by BHC and higher outstanding average short-term debt, primarily associated with the filtration projects,  partially offset by lower short-term borrowing rates.


     Taxes other than income taxes for the nine months and  three months ended September 30, 1996 increased $631,000 and $108,000 over the comparable 1995 periods.  Increased property taxes of

$233,000 and $24,000, respectively,  as well as increased payroll and gross earnings taxes of $398,000 and $84,000, respectively,

account for these variances.


     Income taxes decreased $184,000 for the nine months ended

September 30, 1996 from the comparable 1995 period  due to a lower  income tax obligation  in 1996. The increase in income taxes of $390,000 for the three months ended September 30, 1996 is the result of higher taxable income in the third quarter of

1996, partially offset by a lower income tax obligation.

Significant changes in balance sheet accounts

for the nine months ended September 30, 1996

--------------------------------------------

     The increase of $1,518,000 in accrued revenues is largely

the result of higher summer  revenues and CWIP surcharge at the

Utilities at September 30, 1996  versus December 31, 1995.


     The increase in prepaid expenses of $2,281,000 is primarily the result of prepaid property taxes that were paid in July and will be expensed over the fourth quarter of 1996.


     The increase of $15,900,000 in short term borrowings is

principally due to continuing construction costs for the

filtration facilities and the acquisition of SCWC. The short term debt associated with the filtration construction costs was

refinanced on October 3, 1996 with the new CDA  debt issue and short term borrowings were reduced to $11,300,000.


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



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

------------------------------------------

     (a)       Exhibits.



               27 Financial Data Schedule (filed herewith).

                           SIGNATURE
                           ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.


                                      AQUARION COMPANY


Date:  November 8, 1996               By  /s/JANET M. HANSEN
     -------------------------            -------------------
                                      Janet M. Hansen
                                      Executive Vice President,
                                      Chief Financial Officer
                                      and Treasurer