Form 10-K
period 1996-12-31
AQUARION CO
filed 1997-03-25
CIK 49423

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1996        .
                          ---------------------------------

(    )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 1-8060.

                               AQUARION COMPANY
                               ----------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                              06-0852232
  --------------------------------             --------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)

835 Main Street, Bridgeport, Connecticut               06604
----------------------------------------       -------------------
(Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code (203) 335-2333
                                                       ---------------

     Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of each exchange on which registered
      ------------------          -----------------------------------------
  Common Stock, no par value               New York Stock Exchange
        Series A Junior
    Participating Preferred                New York Stock Exchange
     Stock Purchase Rights

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant: $182,565,435 (Computed by reference to the closing price of the Registrant's Common Stock on March 12, 1997, as reported on the New York Stock Exchange-Composite Tape.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                   Outstanding at March 12, 1997
                -----                   -----------------------------
     Common Stock, no par value                   7,046,382

The following documents have been incorporated by reference:

1.    Annual Report to Shareholders for the year ended December 31, 1996--
      PART I, Item 1; PART II, Item 5, Item 6, Item 7 and Item 8; PART IV.

2. Definitive Proxy Statement, dated March 20, 1997, for the Annual Meeting of Shareholders to be held on April 22, 1997--PART III.

                                    PART I

ITEM 1.  BUSINESS
-----------------

General



      Aquarion Company ("Aquarion") is a holding company whose subsidiaries are engaged both in the regulated utility business of public water supply and in various nonutility businesses.



      Aquarion's utility subsidiaries, BHC Company (BHC) and Sea Cliff Water

Company (SCWC) (collectively the Utilities) collect, treat and distribute water to residential, commercial and industrial customers, to other utilities for resale and for private and municipal fire protection.  The Utilities provide water to customers in 30 communities with a population of approximately 500,000 people in Connecticut and Long Island, New York.  These communities include those served by other utilities to which water is made available by the Company's Utilities on a wholesale basis for back-up supply or peak demand purposes through the Southwest Regional Pipeline.  BHC is the largest investor-owned water company in Connecticut and with SCWC is among the

10 largest investor-owned water companies in the nation.  The Utilities are regulated by several state agencies, including the Connecticut Department of

Public Utility Control (DPUC) and the New York Public Service Commission

(PSC).



      Aquarion is also engaged in various nonutility activities.  The Company owns Timco, Inc. (Timco), a timber processing company based in New Hampshire.

At Timco's sawmill complex, lumber is cut and packaged for sale to wholesalers and retailers.  Aquarion is also engaged in the utility management service business through Aquarion Management Services, Inc. (AMS) and owns Main Street

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



      The Company was incorporated in Delaware as The Hydraulic Company in

1969 to become the parent company to BHC, a Connecticut corporation founded in

1857.  The corporate name was changed to Aquarion Company in 1991.  The

Company's executive offices are located at 835 Main Street, Bridgeport,

Connecticut  06604-4995, and its telephone number is (203) 335-2333.



Recent Developments



      Discontinued Operations. On March 25, 1997, the Company sold the
      -----------------------

operations of Industrial and Environmental Analysts, Inc. (IEA), its

environmental testing laboratory business for approximately $10,000,000.

In connection with the sale, the Company retained liabiity for environmentatal matters arising before the date of sale.  IEA has been recorded as a discontinued operation for the years ended December

31, 1996, 1995 and 1994. The Company recorded an after tax loss of $4,255,000 or $.61 per share from the sale of the discontinued operation for the year ended December 31, 1996.  Net losses from the discontinued operation were $580,000 in 1996, $410,000 in 1995 and $257,000 in 1994, respectively and are shown separately on the consolidated statements of income.



      Merger.  Effective at the close of business on December 31, 1996,
      ------
Bridgeport Hydraulic Company merged with its wholly-owned subsidiaries

Stamford Water Company (SWC), New Canaan Water Company  (NCWC) and Ridgefield

Water Supply Company (RWSC). Bridgeport Hydraulic Company is the surviving corporation and has changed its name to BHC Company (BHC). BHC will consist of an Eastern Division, formerly Bridgeport Hydraulic Company and a Western

Division, formerly SWC, NCWC and RWSC.

      Rates.  On January 17, 1997, BHC's Eastern Division filed an a
      -----
application with the DPUC for a Construction-Work-in-Progress (CWIP) rate surcharge of 8.94 percent of current revenues to recover 90 percent of the carrying costs through December 31, 1996, of capital used in the construction of a filtration plant at its Hemlocks Reservoir in Fairfield, Connecticut.

This plant, mandated by the Federal Safe Drinking Water Act of 1974 (SDWA), as

amended, is estimated to cost approximately $48,500,000.  This application updated the CWIP rate surcharge of 8.05 percent granted in December 1996.

BHC's Eastern Division will continue to file quarterly applications for increases in the CWIP rate surcharge as construction continues until its completion in 1997, at which time the filtration facilities are expected to be operational and subject to general ratemaking regulations.



      On July 31, 1996, BHC's Eastern Division received approval from the DPUC for a 6.5 percent water service rate increase designed to provide a $4,000,000 increase in annual water service revenues.  As part of the decision, BHC's

Eastern Division will be allowed to re-open the application in 1997 to include the full cost of construction of the Hemlocks filtration plant, as well as all corresponding operating expenses, property taxes and depreciation expense.  If approved, water service rates at that time will increase by approximately an additional 3.5 percent, which is net of the reduction for the repeal of the

Connecticut gross earnings tax, plus a cumulative CWIP rate surcharge, which is estimated to be 10 percent at that time.


      On April 3, 1996, BHC's Western Division collectively, received a final decision from the DPUC, which became effective on April 25, 1996, allowing for a 5.1 percent increase, designed to provide a $782,000 increase in annual water service revenues.  As part of the decision, the DPUC approved BHC's

Western Division's proposal to equalize the meter rates and service charges for SWC, NCWC and RWSC.



      There is no certainty that any given rate increase will produce the intended level of revenues or the allowed return on equity.  See "Public Water

Supply--Rates and Regulations."



      Utility Acquisition.  On May 30, 1996, the Company acquired Sea Cliff
      -------------------
Water Company (SCWC), a subsidiary of Emcor Group, Inc., for approximately

$2,600,000 in cash.  SCWC, which has approximately 4,300 customers, serves a portion of Nassau County in Long Island, New York, and has approximate annual revenues of $2,000,000.



      Financing Activities. On February 3, 1997, BHC converted the interest
      --------------------
rate on its $30,000,000 unsecured note, issued in 1995, in consideration for a loan of the proceeds from the issuance by the Connecticut Development

Authority (CDA) of an equal amount of tax-exempt Water Facilities Revenue

Bonds, from a weekly variable rate to a fixed rate. The bonds will bear interest at 6.15 percent and will be due on April 1, 2035.



       On October 3, 1996, BHC issued a $30,000,000 unsecured note in consideration for a loan of the proceeds from the issuance by the CDA of an equal amount of tax-exempt Water Facilities Revenue Bonds (CDA bonds).  The tax-exempt CDA bonds, bearing interest at 6.0 percent, have a 40 year maturity.  BHC has the option to have these bonds redeemed at a price ranging from 102 percent on September 1, 2006 to 100 percent on September 1, 2010 and thereafter.  The proceeds of this bond issuance are to be used to offset costs incurred in the construction of the Hemlocks Reservoir Filtration Project, the

filtration facilities at BHC's Lakeville and Norfolk Reservoirs and other facilities consisting of transmission and distribution mains, service lines,

meters and hydrants for the purpose of supplying safe potable water to the general public within the Company's service area.  Under the terms of the CDA bonds, proceeds are to be requisitioned from a construction fund held by a trustee for planned capital improvements.

Utility Construction Program


      The Utilities are engaged in a continuing construction program mandated by legislative and regulatory requirements, as well as for infrastructure replacements.  The Utilities expended $37,185,000, $38,600,000, and

$17,739,000 in 1996, 1995 and 1994, respectively, for plant additions and modifications of existing plant facilities, excluding an allowance for funds used during construction (AFUDC).  The 1996  expenditures were made primarily for construction of water treatment plants at the Hemlocks, Lakeville and

Norfolk reservoirs and installation of water mains, service connections and meters.



      Utility budgeted capital expenditures for 1997 are approximately

$27,100,000.  The total cost of the SDWA mandated water filtration project at the Hemlocks Reservoir through December 31, 1996 was approximately

$38,400,000.  Management estimates that the total of such costs for 1997 will approximate $10,100,000, without adjustment for inflation.  Part of the cost associated with the Hemlocks facility is expected to be offset by CWIP rate surcharges which, at the DPUC's discretion, permit the recovery of 90 percent of the carrying cost of capital used in construction of a SDWA-mandated water treatment facility.  Management cannot predict whether future federal, state or local regulation will require additional capital expenditures.



      The Company's ability to finance its future construction programs depends in part on future rate relief, the level of CWIP rate surcharges and future debt and equity issues.  See "Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operations - Capital Resources

and Liquidity" and "Business--Public Water Supply--Rates and Regulation."



Industry Segment Information



      The Company's operations are grouped into four industry segments: public water supply; timber processing; real estate; and utility management services,

which formerly included environmental testing laboratories (IEA). The consolidated operating revenues from continuing operations of the Company for the year ended December 31, 1996 were derived from the following sources: 86 percent from public water supply, 11 percent from timber processing, 2 percent from real estate, including both MSSC and surplus utility land sales, and

1 percent from utility management services.  For additional information concerning each segment for each of the years ended December 31, 1996, 1995,

and 1994, see "Note 10" of "Notes to Consolidated Financial Statements" and

"Item 7.  Management's Discussion and Analysis of Financial Condition and

Results of Operations."



Public Water Supply



      Service Area.  The Utilities are engaged in the collection, treatment
      ------------
and distribution of water for public and private use to residential,

commercial, and industrial users, and for municipal and private fire protection services in 30 communities in parts of Fairfield, Litchfield and

New Haven counties in Connecticut and Nassau County in Long Island, New York.

The Utilities also sell, as requested, water for redistribution to customers of the First and Second Taxing Districts' Water Departments of the City of

Norwalk, Connecticut, and Connecticut-American Water Company through the

Southwest Regional Pipeline in Fairfield County.



      The communities served by the Utilities as of December 31, 1996 have a population of approximately 500,000, and the total number of customer accounts as of that date was approximately 136,000.  The Utilities' service areas,

primarily residential in nature, have experienced an average growth in accounts of approximately 1 percent per year over the last 10 years.

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



      The operating revenues of the Utilities for the 12 months ended December

31, 1996 were derived from the following sources: 61 percent from residential customers, 16 percent from commercial customers, 4 percent from industrial customers, 14 percent from fire protection customers, and 5 percent from other sources.



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


      Water Supply.  Water is available from both surface and subsurface
      ------------
sources.  During 1996, approximately 91 percent of the water supplied by the

Utilities was provided by impounding reservoirs, 8 percent by producing wells and 1 percent by purchased water.  As of December 31, 1996, the Utilities'

reservoirs, well fields and interconnections with other water utilities had an aggregate safe daily yield of 113 million gallons.  Safe yield is an estimate of the supply capability during an extended drought.  The average daily demand for water from the Utilities in 1996 was 66 million gallons per day (MGD).

The reservoirs of the Utilities have an aggregate storage capacity of 30.4 billion gallons.



      All of the Utilities' reservoirs and active wells are located on property owned by the Utilities.  Management believes it has an adequate water supply to satisfy the current and projected needs of its customers within its territorial service area through at least the year 2040.  During historical drought periods in the northeastern United States, BHC has been able to accommodate the needs of their own customers and to offer relief to supplement the supplies to neighboring communities by water sales to utilities with which it has pipeline interconnections. Supply and distribution needs of the

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

"grandfathers" existing surface and ground-water supplies that existed when it was enacted, any subsequent water diversion that might be effected by BHC is subject to a lengthy permit application process and approval by the DEP.

Diversion permits granted pursuant to this law are subject to renewal when their terms, which typically run from five to ten years, expire.



      Rates and Regulation.  The Company's utility subsidiaries are subject to
      --------------------
regulation by state regulatory commissions having jurisdiction over their respective service areas.  BHC is subject to regulation by the DPUC, while

SCWC is subject to regulation by the PSC.  The authorities have jurisdiction with respect to rates, service, accounting procedures, issuance of securities,

dispositions of utility property and other related matters.  Rates charged by the Utilities are subject to approval by the DPUC or the PSC.  The Utilities continually review the need for increases in water rates, and historically have sought rate relief in a timely manner in light of increases in investment in utility plant, operating costs and related financing costs, as well as other factors.



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

      Aquarion is neither an operating utility company nor a "public service company" within the meaning of any state and is not currently subject to general regulation by the DPUC or PSC. Regulatory approval is necessary,

however, before Aquarion may acquire or exercise control over any public service company.  Regulatory approval is also required before any other entity can acquire or exercise, or attempt to exercise, control over Aquarion.



      Connecticut regulations govern the sale of water company land in

Connecticut and treatment of land sale proceeds.  See "Item 2.  Properties."



      Franchises and Competition.  In common with most water companies in
      --------------------------
Connecticut, BHC derives its rights and franchises to operate from special acts of the Connecticut General Assembly, which are subject to alteration,

amendment or repeal by the General Assembly and which do not grant exclusive rights to BHC in its service areas.



      Subject to such power of alteration, amendment or repeal by the

Connecticut General Assembly and subject to certain approvals, permits and consents of public authority and others prescribed by statute and by its charter, BHC has, with minor exceptions, valid franchises free from burdensome restrictions and unlimited as to time, and is authorized to sell potable water in the towns (or parts thereof) in which water is now being supplied by BHC.



      In addition to the right to sell water as set forth above, the franchises of BHC include rights and powers to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law.  Under the

Connecticut General Statutes, BHC, upon payment of compensation, may take and use such lands, springs, streams or ponds, or such rights or interests therein as the Connecticut Superior Court, upon application, may determine is necessary to enable BHC to supply potable water for pubic or domestic use in its franchise areas.



      BHC faces competition, presently not material, from a few private water systems operated within, or adjacent to, its franchise areas and from municipal and public authority systems whose service areas in some cases overlap portions of BHC's franchise areas.  At the present time, except as noted above, there are no publicly owned utilities, cooperatives or other private utility companies competing with BHC in the areas now served, although within certain areas there are wells owned by individuals or private industries.



      Environmental Regulations.  The Utilities are subject to regulation by
      -------------------------
the Connecticut Department of Public Health (DPH) and the County of Nassau

Department of Health (CNDH) with respect to water quality matters, use of water from surface and subsurface sources, the location, construction and operation of water supply facilities and the sale of certain utility property.

Plans for new water supply systems or expansion of existing water supply systems also must be submitted to the DPH or CNDH for approval.  The

Connecticut Department of Environmental Protection (DEP) is authorized to regulate the operations of BHC, while the New York Department of Environmental

Conservation (DEC) Regulates the operations of SCWC, with respect to environmental pollution abatement, diversion of water from surface and subsurface sources, and the location, construction and alteration of dams and other water obstructions.



      The Federal Clean Water Act (the Clean Water Act) of 1972, as amended,

regulates discharges to air, water and land, as well as the management of underground storage tanks and hazardous materials.  A joint federal and state permit system has been established to ensure that the impact to the environment from operations is minimized.



      The Utilities are subject to regulation of water quality under the SDWA,

which provides for the establishment of uniform minimum national quality standards by the Environmental Protection Agency (the EPA), as well as governmental authority to specify the type of treatment process to be used for public
drinking water.  EPA regulations issued pursuant to the SDWA set limits for,

among other things, certain organic and inorganic chemical, physical,

microbiological and radiological contaminants.  The SDWA provides that the states have the primary enforcement responsibility for public drinking water systems, as long as the states' regulations are no less stringent than those adopted pursuant to SDWA.  For certain of these water quality standards the

DPH has adopted regulations that in some instances impose standards more stringent than those imposed under the federal regulations.



      EPA regulations pursuant to SDWA include the Surface Water Treatment

Rule (SWTR), the Total Coliform Rule (TCR) and the Lead and Copper Rule (LCR)

and other rules covering organic and inorganic chemicals.  The water treatment requirements of SWTR mandate the construction of the filtration plant at BHC's

Hemlocks Reservoir.  BHC also has entered into a consent agreement with the

DPH establishing timetables for construction of the filtration facility at the

Hemlocks reservoir and penalties if the facility is not completed within such timetable.  The Hemlocks plant must be completed by June 29, 1998 or a

$250,000 penalty will be imposed.  The Company anticipates that construction will be completed by the middle of 1997.  BHC has entered into a consent agreement with the DPH to filter the water produced from the Round Pond reservoir in Ridgefield, CT or substitute alternative ground water supply by

June 30, 1998. The company has chosen the ground water alternative and will complete this project by 1998. The TCR affects the Utilities by the imposition of requirements for additional biological sampling and monitoring.  The stringent requirements of the TCR may also result in increased public notification relating to water quality. The LCR establishes corrosion control techniques and requires monitoring to determine compliance with prescribed lead and copper levels in drinking water. If such levels are exceeded, a multi-year program involving additional monitoring, public notification,

state-supervised corrosion control and treatment and replacement of lead service lines could result. All of the Utilities systems are in compliance with the LCR, and the Utilities continue to monitor these systems periodically. The DPH has determined that BHC is in compliance with Synthetic

Organic Chemical and Inorganic Chemical requirements, thereby avoiding additional potentially significant treatment process construction costs.

Further SDWA-related regulations are anticipated for such water quality parameters as disinfection by-products, radon and enhanced surface water treatment. It is impossible to determine at this time the ultimate impact these regulations will have on the Utilities.



      In 1996 the SDWA was reauthorized by Congress and signed into law.

Several of the schedules for implementation of various regulations have been changed. The new law eliminated the requirement to regulate 25 new contaminants every three years and replaced it with a requirement that the EPA consider five new contaminants for regulation every five years.



      The 1996 law also requires that the EPA, in proposing any new drinking water regulations, show that such regulations will improve public health. In addition, such regulations must be subjected to a cost-benefit analysis.



      Water quality tests are made continuously at all of the Utilities' water supply sources, and the Utilities believe they are in substantial compliance with regulations promulgated in connection with the organic chemical,

inorganic chemical, physical, and bacteriological standards for drinking water. BHC has been voluntarily monitoring for giardia and cryptosporidium,

radon and disinfection by-products, which are water quality concerns that will be addressed by future regulations.



      Aquifer protection legislation in Connecticut requires each water utility to conduct on going groundwater data collection and to map critical wellfield recharge areas. The DEP, in consultation with the DPH and DPUC, have discussed recommendations for land use restrictions adjacent to public water supply wellfields and possible acquisition of land to enhance protection. The discussions have not lead to additional regulations and, therefore, any impact can not be determined at this time. However, if BHC were to adopt recommendations to purchase additional land around its wellfields, the cost could range from minimal to substantial.



      Developments with respect to the identification and measurement of various elements in water supplies and concern about the effect of such elements on public health, together with possible contamination of water sources, may in the future require the Utilities to modify all or portions of their various water supplies, to develop replacement supplies or to implement new treatment techniques.  Any such developments may significantly increase the Utilities' operating costs and capital requirements.  The Company expects that all such expenditures and costs should ultimately be recoverable through rates for water service, but there can be no assurance that this will be the case.



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



      The Utilities are required to obtain permits from the respective regulatory authority for the location, construction or alteration of any dam or reservoir, and to secure the approval of the regulatory authority for the diversion and use of water from any surface or ground source for public use.

The Utilities have taken all compliance actions required to date.



     IEA receives and uses various small quantities of hazardous chemicals in its operations and is a licensed hazardous waste handler.  Pursuant to the agreement relating to the sale of IEA, the Company has retained responsibility for environmental liabilities arising before the date of sale under federal and applicable state laws and regulations.




Timber Processing



      The Company is engaged in the timber processing business through Timco,

which has operations in New Hampshire consisting of a sawmill complex.  The sawmill complex processes and markets kiln-dried, finished eastern white pine and other lumber.  Timco also provides custom kiln drying services for pine mills in Maine and southern New Hampshire.  The product is used in the remodeling and do-it-yourself markets and, to a lesser extent, in the construction of new homes.  It is marketed in the Northeast and Mid-Atlantic regions through lumber wholesalers, distributors and, in some instances,

directly to large volume retailers.  Wholesalers and distributors, in turn,

sell the product to the construction trade and to retail outlets.  Timco obtains the timber used in its products from independent loggers and from purchased timber rights.



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



Utility Management Services



      The Company through its AMS subsidiary, provides clients with an integrated range of utility management services, including contract management and operations, information services, water and wastewater billing and collections and various engineering, operations and management consulting services.

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

Properties."



Employees



      As of December 31, 1996, the Company employed approximately 399 persons on a full-time basis, including 277 in the Public Water Supply business, 119 in the Timber Processing business and 3 in the Utility Management Services business.  None of the Company's employees is covered by collective bargaining arrangements, and the Company believes its relations with its employees are satisfactory.



ITEM 2.  PROPERTIES
-------------------



      BHC owns a 20,000-square-foot headquarters building and a 44,370-square-

foot Operations Center in Bridgeport, a 28,000-square-foot office building in

Monroe, Connecticut and leases an additional 22,000-square feet of office,

laboratory and garage space in Bridgeport for utility operations.



      At December 31, 1996, BHC owned in the aggregate 17 active reservoirs,

53 producing wells and approximately 1,966 miles of water mains, of which approximately 76 miles have been laid in the past five years.  The rights to locate and maintain water transmission and distribution mains are secured by charter, easement and permit and are generally perpetual.  Water is delivered to the distribution system from three major reservoir systems, comprised of several smaller reservoirs and producing wells.  BHC owns five filtration plants for treatment of its reservoir systems. These plants have capacities ranging from .75 to 25 MGD, respectively.



      SCWC owns four acres of land in Long Island, New York in four separate locations that are occupied by an office and pump station, two well sites and a tank site. SCWC also owns 54 miles of main.



      Aquarion owns nonutility land totaling approximately 99 acres in Easton and Litchfield, Connecticut.  BHC owns approximately 21,400 acres of real property, most of which consists of reservoirs and surrounding watershed,

located in Fairfield, New Haven, and Litchfield counties in Connecticut and in

Pound Ridge and Lewisboro New York.  All but 1,360 specified acres of such property are subject to the first lien arising under the BHC Indenture securing its First Mortgage Bonds.



      The DPH regulates Connecticut company lands according to a three-tiered classification system.  Class I lands cannot be sold, leased or transferred.

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



      The Equitable Sharing Statute was clarified by a 1990 amendment which provides that the economic benefits from the sale of former rate base, Class

III land shall be allocated "substantially in favor" of shareholders when

25 percent or more of the land sold is to be used for open space or recreational purposes.



ITEM 3.  LEGAL PROCEEDINGS
--------------------------



      The registrant has nothing to report for this item.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------



      The registrant has nothing to report for this item.



                                    PART II



 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
 -----------------------------------------------------------------------
           MATTERS
           -------



      Page 31 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated by reference herein pursuant to Rule

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

December 31, 1996, the applicable restrictions would have permitted payment of additional dividends on Aquarion's common stock of up to $33,700,000.




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

Financial Condition and Results of Operations--Capital Resources and

Liquidity."



ITEM 6.     SELECTED FINANCIAL DATA
-----------------------------------



      See the inside front cover ("Selected Financial Data") and Pages 30 - 31

("Supplemental Financial Data") of the Company's Annual Report to Shareholders

for the year ended December 31, 1996, which is incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.



ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------



      See the inside front cover ("Selected Financial Data") and Pages 9 - 14 of the Company's Annual Report to Shareholders for the year ended December 31,

1996, which is incorporated by reference herein pursuant to Rule 12b-23 of the

Act and Instruction G(2) to Form 10-K.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------



      The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, dated February 18, 1997, appearing on Pages 15 - 28,

the inside front cover ("Selected Financial Data") and Pages 30 - 31

("Supplemental Financial Data") of the accompanying 1996 Annual Report to

Shareholders of Aquarion Company are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.



ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------



      The registrant has nothing to report for this item.



                                   PART III



ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------



      The information as to directors required by Item 10 is set forth at

Pages 1 - 7 of the Company's Definitive Proxy Statement, dated March 20, 1997 relating to the proposed Annual Meeting of Shareholders to be held on April

22, 1997, filed with the Commission pursuant to Regulation 14a under the Act,

and is incorporated by reference herein pursuant to Rule 12b-23 of the Act and

Instruction G(3) to Form 10-K.



Executive Officers



      The executive officers of the registrant are listed below.  These officers were elected to the offices indicated on April 23, 1996, except as otherwise noted, for a term expiring with the 1997 annual meeting of directors.  Except as indicated, all have been with registrant and its predecessors in an executive capacity for more than five years.  There are no family relationships among members of the executive officers.

There were no arrangements or undertakings between any of the officers listed below and any other person pursuant to which he or she was selected as an officer.

                                                                        Served
                                                                          as
                            Office, Business Experience                 Officer
Executive Officer     Age   During Past Five Years                      Since
-----------------    ----   ---------------------------                 -------

Richard K. Schmidt    52   President and Chief Executive Officer (since   1993
                           October    1995),   formerly   Senior   Vice
                           President  (1993-1995)  of  the  Company;
                           President  (1992-1995)  and  Chief Executive
                           Officer  (since  1992)  of  IEA;  formerly
                           President and Chief Operating Officer (1984-
                           1992) of Mechanical Technology, Inc.

Janet M. Hansen       54   Executive   Vice  President  (since  October   1983
                           1995),  Chief Financial Officer (since April
                           1992),  Treasurer  (since  1988)  and Senior
                           Vice  President  (1993-1995)  of the Company
                           and   Vice  President  (since  1989),  Chief
                           Financial  Officer  (since  April  1991) and
                           Treasurer  (since  1985) of BHC; Mrs. Hansen
                           is Vice President and Treasurer (since April
                           1991)  of  IEA and Chairman of the Board and
                           Chief  Executive  Officer (since April 1992)
                           of  Timco.    Mrs.  Hansen is also Director,
                           Vice  President, Chief Financial Officer and
                           Treasurer  of certain of the Company's other
                           subsidiaries.

James S. McInerney    59   Senior  Vice President (since April 1992) of   1989
                           the  Company;  President (since April 1991),
                           Chief  Executive  Officer (since April 1995)
                           and Chief Operating Officer (January 1990 to
                           April  1995)  of  BHC.    Executive  Vice
                           President  (1990  to  April  1991)  of  BHC.
                           Mr.  McInerney  is  a Director, President or
                           Vice  President  of certain of the Company's
                           other subsidiaries.

Larry L. Bingaman     47   Vice   President,  Corporate  Relations  and   1990
                           Secretary   (since   April   1993);   Vice
                           President,  Marketing  and  Communications
                           (1990-1993) of the Company.  Mr. Bingaman is
                           also  Director, Vice President and Secretary
                           of    certain   of   the   Company's   other
                           subsidiaries.


ITEM 11.    EXECUTIVE COMPENSATION
----------------------------------



       Pages 8 - 14 of the Company's Definitive Proxy Statement, dated March

20, 1997, relating to the proposed Annual Meeting of Shareholders to be held on April 22, 1997, filed with the Commission pursuant to Regulation 14a under the Act are incorporated by reference herein pursuant to Rule 12b-23 of the

Act and Instruction G(3) to Form 10-K.



ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------



       Pages 4 - 5 of the Company's Definitive Proxy Statement, dated March

20, 1997, relating to the proposed Annual Meeting of Shareholders to be held on April 22, 1997, filed with the Commission pursuant to Regulation 14a under the Act, are incorporated by reference herein pursuant to Rule 12b-23 of the

Act and Instruction G(3) to Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------



      The registrant has nothing to report for this item.



                                   PART IV.



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------



      a)    The following documents are filed as part of this report:

                                                          Page in
                                                       Annual Report*
                                                       -------------

       (1)     Consolidated Statements of Income for
               the three years ended December 31,
               1996                                          15

               Consolidated Balance Sheets at
               December 31, 1996 and 1996                 16 - 17

               Consolidated Statements of Cash Flows
               for the three years ended
               December 31, 1996                             18

               Consolidated Statements of
               Shareholders' Equity for the three
               years ended December 31, 1996                 19

               Notes to Consolidated Financial
               Statements                                 20 - 27

               Report of Independent Accountants             28

               Selected Financial Data                Inside Front Cover

               Supplemental Financial Information         30 - 31

       * Incorporated by reference from the indicated pages of the 1996 Annual Report to Shareholders.
                            ______________________

      (b)   Reports on Form 8-K.

            The Company did not file a report on Form 8-K for the fourth quarter of the year ended December 31, 1996.

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

                 4(a)  Rights Agreement between Aquarion and The
                       ChaseMellon Shareholder Services, L.L.C. setting forth description of Preferred Stock Purchase Rights distributed to holders of Aquarion Common Stock.(11)

                10(a)  First Mortgage Indenture of BHC dated June 1,
                       1924.(2)

                10(b) Seventeenth Supplemental Mortgage of BHC dated as September 1, 1960.(2)

                10(c) Twentieth Supplemental Mortgage of BHC dated as of November 1, 1968.(1)

                10(d)  Loan and Trust Agreement of Timco as of
                       November 1, 1984.(1)

                10(e)  Note Agreement of BHC dated January 24, 1991.(10)

                10(f)  Note Agreement of Aquarion dated as of May 19, 1992.(5)

                10(g)  Aquarion Long-Term Incentive Plan.(1)

                10(h)  Joint Venture Agreement between John J.
                       Brennan, Jr., William A. Brennan and Main Street South Corporation dated February 23, 1979.(3)

                10(i)  Joint Venture Agreement amendment between John
                       J. Brennan, Jr., William A. Brennan and Main
                       Street South Corporation dated January 1, 1994.(10)

              **10(j)  Employment Agreement between Aquarion and
                       James S. McInerney, dated June 1, 1990.(4)

              **10(k)  Employment Agreement between Aquarion and
                       Janet M. Hansen dated November 1, 1992.(5)

              **10(l)  Employment Agreement between Aquarion and
                       Jack E. McGregor dated October 1, 1995.(10)

              **10(m) Form of Stock Option Award Agreement for options granted pursuant to Long-Term Incentive Plan.(9)

              **10(n)  Employment Agreement between Aquarion and
                       Larry L. Bingaman dated June 11, 1990.(10)

                10(o) Agreement for Construction Management Services dated April 18, 1991 between BHC and Gilbane Building Company.(1)

              **10(p)  Employment Agreement between Aquarion and
                       Richard K. Schmidt dated October 1, 1995.(10)

              **10(q) Employment Agreement between Industrial and Environmental Analysts, Inc. and David C. Houle dated October 1, 1995.(10)

                10(r)  Loan Agreement of BHC dated as of June 1,
                       1990.(4)

                10(s) Revolving Credit Agreement of Aquarion dated May 14, 1993.(6)

                10(t)  Revolving Credit Agreement amendment dated May 12,
                       1994.(9)

                10(u)  Loan Agreement of BHC dated as of June 1, 1993. (6)

                10(v)  Loan Agreement of BHC dated September 1,
                       1993.(7)

                10(w)  Loan Agreement of BHC dated December 1, 1993.(8)

                10(x)  Note Agreement of Aquarion dated January 4,
                       1994.(8)

              **10(y)  Aquarion Stock Incentive Plan.(8)

                10(z)  Loan Agreement of BHC dated April 1, 1995(10)

               10(aa) Agreement between Aquarion and SRK, Inc. dated January 31, 1996.(10)

              *10(bb)  Loan Agreement of BHC dated September 1, 1996

               *13(a) Annual Report to Shareholders for the year ended December 31, 1996.

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

(6) Filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(7) Filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(8) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(9) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(10) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(11) Filed as part of the Company's Registration Statement on Form 8-A, file #1-8060, dated June 26, 1996.

                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Aquarion Company
----------------
 (Registrant)





By             /S/JANET M. HANSEN                     March 25, 1997
                 Janet M. Hansen
    ------------------------------------------
     Executive Vice President, Treasurer and
             Chief Financial Officer
  (Principal Financial and Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By          /S/GEORGE W. EDWARDS, JR.                 March 25, 1997
      -------------------------------------
             George W. Edwards, Jr.
       Chairman of the Board of Directors
                  and Director


By                                                    March 25, 1997
      -------------------------------------
                William S. Warner
     Vice Chairman of the Board of Directors
                  and Director


By            /S/RICHARD K. SCHMIDT                   March 25, 1997
      -------------------------------------
               Richard K. Schmidt
       President, Chief Executive Officer
                  and Director



By             /S/JACK E. MCGREGOR                    March 25, 1997
      -------------------------------------
                Jack E. McGregor
                    Director


By           /S/GEOFFREY ETHERINGTON                  March 25, 1997
      -------------------------------------
              Geoffrey Etherington
                    Director

By            /S/JANET D. GREENWOOD                   March 25, 1997
      -------------------------------------
               Janet D. Greenwood
                    Director


By          /S/DONALD M. HALSTED, JR.                 March 25, 1997
      -------------------------------------
             Donald M. Halsted, Jr.
                    Director


By                                                    March 25, 1997
      -------------------------------------
                 Edgar G. Hotard
                    Director


By             /S/EUGENE D. JONES                     March 25, 1997
      -------------------------------------
                 Eugene D. Jones
                    Director


By                                                    March 25, 1997
      -------------------------------------
              G. Jackson Ratcliffe
                    Director


By             /S/JOHN A. URQUHART                    March 25, 1997
      -------------------------------------
                John A. Urquhart
                    Director

                                 EXHIBIT 21(a)
                                --------------

                        Subsidiaries of the Registrant
                        ------------------------------


-  BHC Company, incorporated in the State of Connecticut

-  Sea Cliff Water Company, incorporated in the State of New York

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

-  THC Acquisition Corp., incorporated in the State of Delaware

-  Aquarion Management Services, Inc., incorporated in the State of Delaware

                                 EXHIBIT 23(a)
                                 -------------

                      Consent of Independent Accountants
                      ----------------------------------


We hereby consent to the incorporation by reference in the Registration

Statement on Form S-3 (No. 33-52973) and in the Registration Statement on

Form S-8 (No. 33-53473) of Aquarion Company of our report dated February 18,

1997, appearing on Page 28 of the Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K.




Price Waterhouse LLP
New York, New York
March 25, 1997