Form 10-Q
period 1997-03-31
AQUARION CO
filed 1997-05-15
CIK 49423

Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

      (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   March 31, 1997
                                             ------------------
                                      OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

       For the transition period from ________________ to _____________

                     Commission File Number     1-8060
                                            -------------
                                AQUARION COMPANY
                             --------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                 06-0852232
      ------------------------               ------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

      835 Main Street, Bridgeport, Connecticut         06604-4995
    ------------------------------------------       --------------
    (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code:   (203) 335-2333
                                                            ---------------

         ----------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No
                                -----       ------

Indicate the number of share outstanding of each of the issuer's classes of common stock as of May 5, 1997:

                 Common Stock
        No Par Value (Stated Value: $1)                 7,083,598
       --------------------------------      ------------------------------
                     Class                          Number of Shares

PART I.     FINANCIAL INFORMATION
ITEM 1.     Consolidated Financial Statements


                       AQUARION COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                   UNAUDITED

                                                Three Months Ended March 31,
                                                ----------------------------
                                                      1997         1996
                                                     ------       ------
                                           (In thousands, except share data)

Operating revenues                                    $23,389     $20,993
                                                   ---------   ----------
Costs and expenses:
Operating                                               6,134       5,101

General and administrative                              4,120       4,308

Depreciation                                            2,979       2,737

Interest Expense                                        2,876       2,092

Taxes other than income taxes                           3,230       3,034
                                                    ---------   ---------
      Total costs and expenses                         19,339      17,272
                                                    ---------   ---------
                                                        4,050       3,721

Allowance for funds used during construction              237         277
                                                    ---------   ---------
Income before income taxes                              4,287       3,998

Income taxes                                            1,899       1,685
                                                    ---------   ---------
Income before discontinued operations                   2,388       2,313

Discontinued operations:

      Loss from discontinued operations, less
      applicable income tax benefit of $119 in
      1996                                                  -        (239)
                                                    ---------   ---------
            Net income                                 $2,388      $2,074
                                                    =========   =========
Earnings (loss) per share:

      Continuing operations                             $0.34      $0.34

      Discontinued operations                               -      (0.04)
                                                    ---------  ---------
Earnings per share                                      $0.34      $0.30
                                                    =========  =========
Weighted average common shares outstanding          7,036,623  6,872,921
                                                    =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                   UNAUDITED

                                            Three Months Ended March 31,
                                            ----------------------------
                                                   1997        1996
                                                  ------      ------
                                           (In thousands, except share data)

Beginning of period                                $16,324     $18,583

Net Income                                           2,388       2,074
                                                   -------     -------
                                                    18,712      20,657

Deduct:     Cash dividends declared on
            common stock, $.405 per share
            per quarter in 1997 and 1996             2,860       2,791
                                                   -------     -------
End of period                                      $15,852     $17,866
                                                   =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             March 31,  December 31,
                                                1997        1996
                                             ---------  ------------
                                            (Unaudited)

                                                 (In thousands)

Property, plant and equipment                  $460,961     $454,716

Less:  accumulated depreciation                 134,408      131,328
                                               --------     --------
      Net property, plant and equipment         326,553      323,388
                                               --------     --------

Current assets:

Cash and cash equivalents                         3,177          470
                                                -------     --------
Accounts receivable from customers                9,998       10,796

Less: allowance for doubtful accounts             1,326        1,253
                                                -------     --------
                                                  8,672        9,543

Accrued revenues                                  9,501        9,893

Inventories                                       3,372        2,883

Prepaid expenses                                 10,258        8,732

Other current assets                              2,748       18,101
                                                -------     --------
      Total current assets                       37,728       49,622
                                                -------     --------
Goodwill                                            967          977

Recoverable income taxes                         44,938       44,938

Other assets                                     35,320       30,167
                                               --------     --------
                                               $445,506     $449,092
                                               ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                March 31,  December 31,
                                                   1997        1996
                                                ---------  -----------
                                              (Unaudited)
                                           (In thousands, except share data)

Shareholders' equity:

Preferred stock, no par value, authorized
      2,500,000 shares not to exceed
      aggregate value of $25,000,000,
      issuable in series-none issued              $      -    $      -

Common stock, stated value: $1
      Authorized-16,000,000 shares
      Issued-7,115,314 shares in 1997 and
      7,080,355 shared in 1996                       7,115       7,080

Capital in excess of stated value                  102,218     101,360

Retained earnings                                   15,852      16,324

       Less: cost of treasury stock, 53,898 shares
      in 1997 and 61,498 shares in 1996              1,499       1,709

Less: minimum pension liability adjustment             104         104
                                                 ---------   ---------
      Total shareholders' equity                   123,582     122,951
                                                 ---------   ---------
Long-term debt and other obligations               153,379     148,487
                                                 ---------   ---------
Current liabilities

Short-term borrowings, unsecured                         -       8,300

Current maturities of long-term debt                15,000      15,000

Accounts payable and accrued liabilities            15,074      15,654

Dividends payable                                    2,859       2,843

Accrued interest                                     2,258       2,484

Taxes other than income taxes                        1,638       1,927

Income taxes                                           690       1,555
                                                 ---------   ---------
      Total current liabilities                     37,519      47,763
                                                 ---------   ---------
Advances for construction                           24,920      28,017

Contributions in aid of construction                27,875      24,354

Deferred land sale gains                               446         471

Accrued postretirement benefit cost                  4,735       4,125

Recoverable income taxes                             6,346       6,346

Deferred taxes                                      66,704      66,578
                                                  --------    --------
                                                  $445,506    $449,092
                                                  ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                        1997       1996
                                                       ------     ------
                                                        (In thousands)


Cash flows from operating activities:

   Net Income                                         $2,388     $2,074

   Adjustments reconciling net income to net cash provided by operating activities:

   Depreciation and amortization                       3,241      3,431

   Allowance for funds used during construction         (237)      (277)

   Provision for losses on accounts receivable            88         57

   Deferred and prepaid income taxes, net             (4,686)       252

   Proceeds from sale of surplus land, net of
     gains                                               (25)       109

Change in assets and liabilities (Note 3)              5,666     (3,898)
                                                     -------    -------
   Net cash provided by operating activities           6,435      1,748
                                                     -------    -------

Cash flows from investing activities:

   Capital additions, excluding an allowance for
   funds used during construction                     (6,010)    (7,691)

   Advances and contributions in aid of
   construction                                          481        721

   Refunds on advances for construction                  (57)      (244)

   Proceeds from disposition of subsidiary             7,616          -

   Other investing activities                           (154)      (488)
                                                      ------     ------
      Net cash provided by (used in) investing
      activities                                       1,876     (7,702)

Cash flows from financing activities:

   Net (repayments) proceeds from short-term
   borrowings                                         (8,300)     1,800

   Proceeds from the issuance of common stock, net       893        809

   Principal payments on long-term debt                    -        (20)

   Proceeds from the issuance of long-term debt        4,892      6,045

   Common dividends paid                              (2,843)    (2,776)

   Bond finance charges                                 (246)         -
                                                    --------    -------
      Net cash (used in) provided by financing
      activities                                      (5,604)     5,858
                                                    --------    -------
Net increase (decrease) in cash and cash equivalents   2,707        (96)

Cash and cash equivalents, beginning of period           470        635
                                                    --------    -------
Cash and cash equivalents, end of period              $3,177     $  539
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

(BHC) which consists of an Eastern division, formerly Bridgeport Hydraulic

Company and a Western division, formerly Stamford Water Company, New Canaan

Water Company and Ridgefield Water Supply Company, and Sea Cliff Water Company

(SCWC) (collectively, the Utilities) collect, treat and distribute water for residential, commercial and industrial customers, to other utilities for resale and for private and municipal fire protection.  The Utilities provide water to customers in 30 communities with a population of approximately

500,000 people in Connecticut and Long Island, New York, including communities served by other utilities to which BHC makes water available on a wholesale basis for back-up supply or peak demand purposes through BHC's Southwest

Regional Pipeline.  BHC is the largest investor-owned water company in

Connecticut and, with SCWC, is among the ten largest investor-owned water companies in the nation.  The Utilities are regulated by several Connecticut and New York agencies, including the Connecticut Department of Public Utility

Control (DPUC) and the New York Public Service Commission (PSC).  Aquarion and

its subsidiaries (collectively, the Company) are also engaged in various nonutility activities.  The Company conducts a timber processing business through Timco, Inc. (Timco), owns a real estate subsidiary, Main Street South

Corporation (MSSC) and provides utility management services through Hydrocorp,

Inc. (Hydrocorp) and Aquarion Management Services, Inc. (AMS).



NOTE 1 - BASIS OF PRESENTATION
------------------------------


      The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Rule 10-

01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, comply with the Uniform System of Accounts and ratemaking practices prescribed by the authorities.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations are not necessarily indicative of the results of operations for the calendar year.

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

December 31, 1996.



      During the current fiscal year the Company intends to adopt Statement of

Financial Accounting Standards SFAS 128, "Earnings per share" (SFAS 128).

There would not have been any impact on earnings per share, as presented, had the provisions of SFAS 128 been applied in the current period.

NOTE 2 - INVENTORY
------------------


                                      March 31,    December 31,
                                        1997           1996
                                      ---------    ------------


                                     (Unaudited)

Lumber and Logs                         $2,032         $1,565

Materials and supplies                   1,340          1,318
                                        ------         ------
                                        $3,372         $2,883
                                        ------         ------


NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------


      Changes in assets and liabilities for the three-month period ended

March 31, are set forth below (in thousands):

                                                      1997       1996
                                                     ------     ------

                                                         (Unaudited)


   Decrease (increase) in accounts receivable       $ 1,175      $(221)

   Increase in inventory                               (489)      (218)

   Increase in prepayments                           (1,526)    (1,220)

   Decrease (increase) in other current assets        7,737        (41)

   Decrease in accounts payable and accrued
   liabilities                                         (580)    (1,269)

   Decrease in interest and taxes payable            (1,380)      (492)

   Net changes in other noncurrent balance sheet
   items                                                729       (437)
                                                    -------    -------
                                                    $ 5,666    $(3,898)
                                                    -------    -------

   Supplemental cash flow information:

      Cash paid for:

         Interest                                   $ 3,047    $ 2,295

         Income taxes                               $   700    $ 1,635


NOTE 4 - SALE AND DISCONTINUED OPERATIONS
-----------------------------------------


      On March 25, 1997, the Company executed the stock purchase agreement,

effective December 31, 1996, completing the stock sale of Industrial and

Environmental Analysts, Inc. (IEA), its environmental testing laboratory business for approximately $10,000,000, with approximately $7,600,000 paid in cash at closing and the balance paid with the assignment of IEA accounts receivable. Accordingly, IEA's results have been recorded as a discontinued

operation for the year ended December 31, 1996.  The Company recorded an after tax loss of $4,255,000, or $0.61 per share, from the sale of the discontinued operations in the fourth quarter of 1996.  The net loss from the discontinued operations, including the amortization of goodwill, was $239,000 for the first quarter ended March 31, 1996, and is shown separately on the consolidated statements of income.  For the period January 1, 1997 through

March 25, 1997, operating revenues from discontinued operations were approximately $4,984,000 and the pre-tax operating loss was approximately

$86,000 compared to a pre-tax operating loss of $49,000 for the period ended

March 31, 1996. Losses for the period from January 1, 1997 through March 25,

1997 were fully reimbursed by the purchaser in conjunction with the terms of the stock purchase agreement.

NOTE 5 - RATE MATTERS
---------------------


Rates.  On April 18, 1997, BHC's Eastern division filed an application with
-----
the DPUC for a Construction-Work-In-Progress (CWIP) rate surcharge of 9.49 percent of current revenues to recover 90 percent of the carrying costs,

through March 31, 1997, of capital used in the construction of a filtration plant at its Hemlocks Reservoir in Fairfield, Connecticut.  This plant,

mandated by the Federal Safe Drinking Water Act of 1974 (SDWA), as amended, is estimated to cost approximately $47,500,000.  This application updated the

CWIP rate surcharge of 8.94 percent granted in March of 1997.  The 9.49 percent CWIP rate surcharge is expected to go into effect on or about June 10,

1997.



      On April 17, 1997, BHC's Eastern division filed an application with the

DPUC for a 13.4 percent water service rate increase designed to provide a

$8,700,000 increase in annual water service revenues.  The net effect of this increase, however, is expected to be approximately $2,500,000 or 3.9 percent by the time new rates become effective as a result of the phase-in of the CWIP rate surcharge into permanent rates.  That surcharge, which is expected to be

9.49 percent when new rates become effective, is designed to provide approximately $6,200,000 in annual revenues at that time.  The purpose of this application is to include in the Company's rate base the full cost of the

Hemlocks Filtration Plant, as well as all related operating expenses,

depreciation and associated taxes.



Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations
            -----------------------------------


      Management's Discussion and Analysis of the Results of Operations and

Financial Condition contained in Aquarion's Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with the comments below.



Capital Resources and Liquidity
-------------------------------


  Capital Expenditures
  --------------------


      The Company invested $6,010,000 in property, plant and equipment in the first three months of 1997, compared with $7,691,000 for the same 1996 period.

The Utilities accounted for approximately $5,995,000 of plant additions during the current three month period, including $2,200,000 expended on SDWA-mandated filtration facilities.  Management estimates that capital expenditures will total $28,000,000 in 1997, of which approximately $27,000,000 will be for water utility construction programs.



  Financing Activities
  --------------------


      The Company's capital expenditures have historically been financed from several sources including internally generated funds, rate relief, proceeds from debt financings, sale of common stock, and short-term borrowings under the Company's revolving credit agreements.

      Annually, the Company's unsecured revolving credit agreements are subject to renewal.  The agreements provide that the Company may select among a variety of interest rates, including a negotiated rate.  The Company pays a commitment fee of 0.125 of 1 percent on the average daily unused portion of the commitment for each day during which any unused portion exists.  The lines of credit provide for automatic renewal on an annual basis, but may be terminated at the option of the banks or the Company upon 90 days notice by either party prior to the annual anniversary of the agreements.



      The percentage of capital expenditures financed by net cash from operating activities was 100 percent and 23 percent for the three months ended

March 31, 1997 and 1996, respectively.  (See "Consolidated Financial

Statements-Consolidated Statements of Cash Flows.")  The remainder was provided from external financing sources.  The Company obtained funds of

$916,000 from issuances of Common Stock under its Dividend Reinvestment and

Common Stock Purchase Plan (the "Plan") for the three months ended March 31,

1997.  The Utilities also received $481,000 from advances and contributions in aid of construction from developers and customers for the three months ended

March 31, 1997.



      On February 3, 1997, BHC converted the interest rate on its $30,000,000 unsecured note, issued in 1995 in consideration for a loan of the proceeds from the issuance by the Connecticut Development Authority of an equal amount of tax-exempt Water Facilities Revenue Bonds, from a variable rate to a fixed rate of 6.15 percent, for a term of 38 years.



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



Results of Operations for the three months
------------------------------------------
ended March 31, 1997 and 1996
-----------------------------


      Net income for the three months ended March 31, 1997 was $2,388,000 compared with $2,074,000 for the same 1996 period.  Operating results during the first three months of 1997 are higher due to the negative impact on the prior year quarter results from IEA operations.



      Operating revenues for the first three months of 1997 increased

$2,396,000 from the comparable 1996 period.  Timber Processing experienced an increase in revenues of $1,383,000, due to increased sales to a leading retailer in the home improvement industry.  Revenues from the Utilities increased $1,336,000, due to the acquisition of SCWC and rate relief for BHC,

offset by lower consumption in 1997.

      Operating expenses for the first three months of 1997 increased

$1,033,000 from the comparable 1996 period.  Timber Processing experienced an increase in operating expenses of $1,215,000 which was primarily the result of higher costs associated with the increased sales volume.  Operating expenses at the Utilities decreased by $184,000 which was largely the result of lower costs associated with transmission and distribution expenses.



      General and administrative expenses for the first three months of 1997 decreased $188,000 from the comparable 1996 period.  Expenses from the

Utilities decreased $207,000 primarily due to lower health insurance and benefits expense and improved receivable collections.



      Depreciation expense for the first three months of 1997 was $242,000 higher than the 1996 comparable period due to general plant additions at the

Utilities and higher composite annual depreciation rate for BHC's Eastern division, effective August 1, 1996.



      Interest expense for the first three months of 1997 was $784,000 higher than the 1996 comparable period due to interest expense associated with the

October 1996 debt issuance of $30,000,000 by BHC, as well as the conversion of the $30,000,000 note of BHC from a variable to fixed rate, partially offset by lower short-term borrowing rates.



      Taxes other than income taxes for the first three months of 1997 increased $196,000 over the comparable 1996 period.  Increased property taxes of $270,000 partially offset by decreased payroll and gross earnings taxes of

$74,000 account for this variance.



      Income taxes for the three months of 1997 were $256,000 higher than the comparable 1996 period due to higher taxable income in 1997.



Significant changes in balance sheet accounts
---------------------------------------------
for the three months ended March 31, 1997
-----------------------------------------


      The decrease of $15,353,000 in other current assets is largely the result of the consummation of the sale of IEA.



      The decrease of $8,300,000 in short-term borrowings is principally due to the repayment of short-term debt with the proceeds from the sale of IEA.




                         PART II.    OTHER INFORMATION
                         -----------------------------


ITEM 1. - LEGAL PROCEEDINGS
---------------------------


All legal proceedings have previously been reported on the Annual Report on

Form 10-K in Part I, Item 3 for the year ended December 31, 1996.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------


      At the Annual Meeting of Shareholders of the Company held on April 22,

1997, three directors were elected to a three-year term.  The shareholders elected George W. Edwards with 5,432,845 affirmative votes cast and 316,616 withheld, G. Jackson Ratcliffe with 5,434,278 affirmative votes cast and

315,183 withheld and Richard K. Schmidt with 5,433,364 votes cast and 315,097 withheld.



      Shareholders ratified the selection of Price Waterhouse LLP as independent accountants for 1997 with 5,679,846 affirmative votes cast, 28,658 negative votes and 40,957 abstentions.



      In addition, the shareholders approved an amendment to the Company's

Stock Incentive Plan with 4,723,292 affirmative votes cast, 852,379 negative votes, 173,790 abstentions.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


      (a)   Exhibits



            27    Financial Data Schedule (filed herewith)



      (b)   The Company did not file a report on Form 8-K for the three months ended March 31, 1997.

                                   SIGNATURE







      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          AQUARION COMPANY





Date:           May 15, 1997              By       /s/JANET M. HANSEN
       ---------------------------           -----------------------------
                                                     Janet M. Hansen
                                                Executive Vice President
                                               Chief Financial Officer and
                                                        Treasurer