Form 10-Q
period 1997-06-30
AQUARION CO
filed 1997-08-13
CIK 49423

Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

      (Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934


               For the quarterly period ended   June 30, 1997
                                              -----------------

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

  incorporation or organization)



      835 Main Street, Bridgeport, Connecticut         06604-4995
      ----------------------------------------        -------------
      (Address of principal executive offices)          (Zip Code)


      Registrant's telephone number, including area code:   (203) 335-2333
                                                           ----------------


---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

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

Indicate the number of share outstanding of each of the issuer's classes of common stock as of August 6, 1997:

                 Common Stock

        No Par Value (Stated Value: $1)                 7,176,910
      ----------------------------------     ------------------------------
                     Class                          Number of Shares

PART I.     FINANCIAL INFORMATION
ITEM 1.     Consolidated Financial Statements

                       AQUARION COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                   UNAUDITED

                                       Quarter Ended June 30,   Six Months Ended June 30,
                                       ----------------------   -------------------------
                                          1997      1996         1997      1996
                                          ----      ----         ----      ----

                                            (In thousands, except share data)


Operating revenues                        $26,522    $23,013      $49,911  $44,006
                                          -------    -------      -------  -------
Costs and expenses:

Operating                                   7,415      5,770       13,549   10,871

General and administrative                  3,892      4,054        8,012    8,362

Depreciation                                2,959      2,710        5,938    5,447

Interest Expense                            2,936      2,290        5,812    4,382

Taxes other than income taxes               3,189      3,057        6,419    6,091
                                          -------    -------      -------  -------
      Total costs and expenses             20,391     17,881       39,730   35,153
                                          -------    -------      -------  -------
                                            6,131      5,132       10,181    8,853

Allowance for funds used during
construction                                  214        286          451      563
                                          -------    -------      -------  -------
Income before income taxes                  6,345      5,418       10,632    9,416

Income taxes                                2,809      2,089        4,708    3,774
                                          -------    -------      -------  -------
Income before discontinued operations       3,536      3,329        5,924    5,642

Discontinued operations:

      Loss from discontinued
      operations, less applicable
      income tax benefit of $15 and
      $119 respectively, in 1996                -       (164)           -     (403)
                                           ------     ------       ------   ------
            Net income                     $3,536     $3,165       $5,924   $5,239
                                           ======     ======       ======   ======
Earnings (loss) per share:

      Continuing operations                $0.50       $0.48       $0.84     $0.82

      Discontinued operations                -         (0.02)        -       (0.06)
                                           -----      ------      ------     -----
Earnings per share                         $0.50       $0.46       $0.84     $0.76
                                           =====       =====       =====     =====
Weighted average common shares
outstanding                             7,094,729  6,906,680    7,065,837 6,889,800
                                        =========  =========    ========= =========

The accompanying notes are an integral part of these consolidated financial statements.

                             AQUARION COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                         UNAUDITED

                                    Quarter Ended June 30,    Six Months Ended June 30,
                                    ----------------------    -------------------------
                                        1997      1996         1997      1996
                                        ----      ----         ----      ----

                                           (In thousands, except share data)


Beginning of period                     $15,852   $17,866      $16,324   $18,583

Net Income                                3,536     3,165        5,924     5,239
                                        -------   -------      -------   -------
                                         19,388    21,031       22,248    23,822

Deduct: Cash dividends declared on
        common stock, $.405 per
        share per quarter in 1997
        and 1996                          2,897     2,805        5,757     5,596
                                        -------   -------      -------   -------
End of period                           $16,491   $18,226      $16,491   $18,226
                                        =======   =======      =======   =======


The accompanying notes are an integral part of these consolidated financial statements.


                             AQUARION COMPANY AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                              June 30,  December 31,
                                                1997        1996
                                              --------  ------------
                                            (Unaudited)

                                                 (In thousands)


Property, plant and equipment                  $467,841     $454,716

Less:  accumulated depreciation                 137,389      131,328
                                               --------     --------
      Net property, plant and equipment         330,452      323,388
                                               --------     --------

Current assets:

Cash and cash equivalents                           484          470
                                               --------     --------
Accounts receivable from customers               11,766       10,796

Less: allowance for doubtful accounts             1,405        1,253
                                               --------     --------
                                                 10,361        9,543

Accrued revenues                                 10,559        9,893

Inventories                                       3,840        2,883

Prepaid expenses                                  9,495        8,732

Other current assets                              2,054       18,101
                                               --------     --------
      Total current assets                       36,793       49,622
                                               --------     --------

Goodwill                                            955          977

Recoverable income taxes                         44,938       44,938

Other assets                                     35,689       30,167
                                               --------     --------

                                               $448,827     $449,092
                                               ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                             AQUARION COMPANY AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                June 30,   December 31,
                                                   1997        1996
                                               ----------  ------------

                                              (Unaudited)

                                             (In thousands, except share data)

Shareholders' equity:

Preferred stock, no par value, authorized
      2,500,000 shares not to exceed
      aggregate value of $25,000,000,             $           $
      issuable in series-none issued                     -           -

Common stock, stated value: $1
      Authorized-16,000,000 shares
      Issued-7,154,239 shares in 1997 and
      7,080,355 shared in 1996                       7,154       7,080

Capital in excess of stated value                  102,893     101,360

Retained earnings                                   16,491      16,324

Less: cost of treasury stock, zero shares in
      1997 and 61,498 shares in 1996                     -       1,709

Less: minimum pension liability adjustment             104         104
                                                  --------    --------

      Total shareholders' equity                   126,434     122,951
                                                  --------    --------

Long-term debt and other obligations               156,380     148,487
                                                  --------    --------
Current liabilities

Short-term borrowings, unsecured                     9,500       8,300

Current maturities of long-term debt                     -      15,000

Accounts payable and accrued liabilities            15,928      15,654

Dividends payable                                    2,897       2,843

Accrued interest                                     3,014       2,484

Taxes other than income taxes                        1,768       1,927

Income taxes                                           630       1,555
                                                  --------    --------

      Total current liabilities                     33,737      47,763
                                                  --------    --------
Advances for construction                           25,723      28,017

Contributions in aid of construction                27,922      24,354

Deferred land sale gains                               438         471

Accrued postretirement benefit cost                  5,123       4,125

Recoverable income taxes                             6,346       6,346

Deferred taxes                                      66,724      66,578
                                                  --------    --------

                                                  $448,827    $449,092
                                                  ========    ========


The accompanying notes are an integral part of these consolidated financial statements.


                             AQUARION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         UNAUDITED


                                                  Six Months Ended June 30,
                                                  -------------------------
                                                      1997         1996
                                                     ------       ------

                                                        (In thousands)


Cash flows from operating activities:

   Net Income                                       $ 5,924      $5,239

   Adjustments reconciling net income to net cash provided by operating activities:

   Depreciation and amortization                      6,380       6,866

   Allowance for funds used during construction        (451)       (563)

   Provision for losses on accounts receivable          175         (44)

   Deferred and prepaid income taxes, net            (4,743)       (297)

   Proceeds from sale of surplus land, net of
   gains                                               (164)        146

Change in assets and liabilities (Note 3)             6,307      (6,184)
                                                    -------     -------
   Net cash provided by operating activities         13,428       5,163
                                                    -------     -------

Cash flows from investing activities:

   Capital additions, excluding an allowance for
   funds used during construction                   (12,761)    (19,307)

   Acquisition of business, less cash acquired            -      (2,525)

   Advances and contributions in aid of
   construction                                       1,464       1,527

   Refunds on advances for construction                (190)       (288)

   Proceeds from disposition of subsidiary            8,565           -

   Other investing activities                          (208)       (762)
                                                    -------     -------
      Net cash used in investing activities          (3,130)    (21,355)

Cash flows from financing activities:

   Net proceeds from short-term borrowings            1,200      10,600

   Proceeds from the issuance of common stock,
   net                                                1,607       1,646

   Principal payments on long-term debt             (15,000)        (31)

   Proceeds from the issuance of long-term debt       7,893       9,411

   Common dividends paid                             (5,703)     (5,567)

   Bond finance charges                                (281)          -
                                                    -------     -------
      Net cash (used in) provided by financing
      activities                                    (10,284)     16,059
                                                    -------     -------
Net increase (decrease) in cash and cash
equivalents                                              14        (133)

Cash and cash equivalents, beginning of period          470         635
                                                    -------     -------

Cash and cash equivalents, end of period            $   484     $   502
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

December 31, 1996.



      In March 1997, the Financial Accounting Standards Board (FASB) issued

SFAS No. 128, "Earnings Per Share" (SFAS 128), which establishes new standards for computing and presenting earnings per share.  SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier adoption is not permitted.  The Company does not expect adoption of this statement to have a material impact on the calculation of earnings per share.

      In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive

Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  This statement is effective for fiscal years beginning after December 15, 1997.  The Company does not expect adoption of this statement to have a significant impact on the financial statements.



      In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes standards for the method of  reporting information about operating segments in annual financial statements and in interim reports issued to shareholders.

This statement is effective for financial statements for periods beginning after December 15, 1997.  The Company does not expect adoption of this statement to have a significant impact on future disclosures of segment related information.


NOTE 2 - INVENTORY
------------------


                                      June 30,     December 31,
                                        1997           1996
                                      --------     ------------

                                     (Unaudited)


Lumber and logs                         $2,485         $1,565

Materials and supplies                   1,355          1,318
                                        ------         ------

                                        $3,840         $2,883
                                        ======         ======


NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------

      Changes in assets and liabilities for the six-month period ended June

30, are set forth below (in thousands):


                                                      1997       1996
                                                    -------    -------

                                                         (Unaudited)


   Increase in accounts receivable                  $(1,659)   $(2,800)

   Increase in inventory                               (957)       (53)

   Increase in prepayments                             (763)      (305)

   Decrease (increase) in other current assets        7,482       (347)

   Increase (decrease) in accounts payable and
   accrued liabilities                                  274       (533)

   Decrease in interest and taxes payable              (554)    (1,909)

   Net changes in other noncurrent balance sheet
   items                                              2,484       (237)
                                                    -------    -------

                                                    $ 6,307    $(6,184)
                                                    =======    =======
   Supplemental cash flow information:

      Cash paid for:

         Interest                                   $ 5,140    $ 4,463

         Income taxes                               $ 3,350    $ 5,705


NOTE 4 - SALE OF SURPLUS LAND
-----------------------------

      Aquarion Company and its BHC subsidiary entered into a contract to sell its 730-acre Trout Brook Valley property for $14,000,000, contingent on the buyer's receipt of the required permits to develop the property.  The buyer hopes to obtain the necessary project permits within one year of application.

Trout Brook Valley consists of 640 acres owned by BHC and 90 acres owned by Aquarion. Because BHC property is included, the sale must also be approved by the DPUC.  The anticipated closing date is expected to be late

1998 or early 1999.  The Company anticipates that the gain from this transaction will range from approximately $6,000,000 to $6,500,000 over an applicable amortization period, assuming similar treatment is allowed by the

DPUC as in the past with regard to the sharing of proceeds between the shareholder and the ratepayer.



      The Company has also entered into a non-binding letter of intent with the City of Shelton, Connecticut to sell six parcels of land located in

Shelton for approximately $6,984,500.  The purchase is contingent upon the execution of a contract of sale, regulatory and board approvals and approval of a city referendum.  The anticipated closing date is expected to be late

1998.  The Company anticipates that the gain from this transaction will range from approximately $2,500,000 to $3,000,000 over an applicable amortization period, assuming similar treatment is allowed by the DPUC as in the past with regard to the sharing of proceeds between the shareholder and the ratepayer.



      For the first six months of 1997, the Company sold approximately seven acres of surplus land for a total of $283,000.  Total gains approximated

$113,000, or $0.02 per share.


NOTE 5 - SALE AND DISCONTINUED OPERATIONS
-----------------------------------------

      On March 25, 1997, the Company executed the stock purchase agreement,

effective December 31, 1996, completing the stock sale of Industrial and

Environmental Analysts, Inc. (IEA), its environmental testing laboratory business for approximately $10,000,000, with approximately $7,600,000 paid in cash at closing and the balance paid with the assignment of IEA accounts receivable.  Accordingly, IEA's results were recorded as a discontinued

operation for the year ended December 31, 1996.  The Company recorded an after tax loss of $4,255,000, or $0.61 per share, from the sale of the discontinued

operations in the fourth quarter of 1996.  The net loss from the discontinued

operations, including the amortization of goodwill, was $403,000 for the six months ended June 30, 1996, and is shown separately on the consolidated statements of income.  For the period January 1, 1997 through March 25, 1997,

operating revenues from discontinued operations were approximately $4,984,000 and the pre-tax operating loss was approximately $86,000 compared to a pre-tax operating loss of $49,000 for the period ended March 31, 1996.  Losses for the period from January 1, 1997 through March 25, 1997, were fully reimbursed by the purchaser in conjunction with the terms of the stock purchase agreement.


NOTE 6 - RATE MATTERS
---------------------

Rates.  On July 31, 1997, BHC's Eastern division received a decision from the

DPUC approving a 12.7 percent water service rate increase, which became effective on August 1, 1997, designed to provide an $8,300,000 increase in annual water service revenues.  This increase, replaced the Construction-Work-

In-Progress (CWIP) rate surcharge, which was 9.49 percent, prior to July 1,

1997, resulting in a 3.2 percent marginal increase.  This decision also reflects the repeal  of the Connecticut gross earnings tax for services rendered after July 1, 1997, which resulted in a 5.0 percent reduction in rates and expenses.  At the time that the new rates became effective, the CWIP surcharge was terminated.

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



Capital Resources and Liquidity
-------------------------------

  Capital Expenditures
  --------------------

      The Company invested $12,761,000 in property, plant and equipment in the first six months of 1997, compared with $19,307,000 for the same 1996 period.

The Utilities accounted for approximately $12,600,000 of plant additions during the current six month period.  This includes $4,700,000, as compared with $11,200,000 for the comparable 1996 period, expended on SDWA-mandated filtration facilities.  On July 2, 1997, the William S. Warner Water Treatment

Plant at Hemlocks Reservoir was fully operational and put into service.

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



      The percentage of capital expenditures financed by net cash from operating activities was 100 percent and 26 percent for the six months ended

June 30, 1997 and 1996, respectively.  (See "Consolidated Financial

Statements-Consolidated Statements of Cash Flows.")  In addition, the Company obtained funds of $1,781,000 from issuances of Common Stock under its Dividend

Reinvestment and Common Stock Purchase Plan (the "Plan") for the six months ended June 30, 1997.  The Utilities also received $1,464,000 from advances and contributions in aid of construction from developers and customers for the six months ended June 30, 1997.



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



Results of Operations for the six months and
--------------------------------------------

three months ended June 30, 1997 and 1996
-----------------------------------------

      Net income for the six months ended June 30, 1997 was $5,924,000 compared with $5,239,000 for the same 1996 period.  Net income for the three months ended June 30, 1997 was $3,536,000 versus $3,165,000 for the comparable period.  1997 net income is higher due to the negative impact on the prior year results from the IEA operations, coupled with improved results from the

Utility operations.



      Operating revenues increased $5,905,000 and $3,509,000 for the six months and three months ended June 30, 1997 from the comparable 1996 period.

Revenues from the Utilities increased $2,996,000 and $1,860,000 due to the increase in water service rates, the May 1996 acquisition of SCWC and the continued increase in the CWIP rate surcharge.  Timber processing experienced an increase in revenues of $2,724,000 and, $1,341,000, due to increased sales to a leading retailer in the home improvement industry.



      Operating expenses increased $2,678,000 and $1,645,000 for the six months and three months ended June 30, 1997 from the comparable 1996 period.

Timber processing experienced an increase in operating expenses of $2,402,000 and, $1,187,000, respectively, which was primarily the result of higher costs associated with the increased sales volume.



      General and administrative expenses decreased $350,000 and $162,000 for the six months and three months ended June 30, 1997 from the comparable 1996 period due primarily to a decrease in corporate expenses of $355,000 and

$260,000, respectively.



      Depreciation expense increased $491,000 and $249,000 for the six months and three months ended June 30, 1997 from the 1996 comparable periods due to higher composite annual depreciation rate for BHC's Eastern division,

effective August 1, 1996 and general plant additions at the Utilities.



      Interest expense for the six months and three months ended June 30, 1997 was $1,430,000 and $643,000 higher than the 1996 comparable period due to interest expense associated with the October 1996 debt issuance of $30,000,000 by BHC, as well as the conversion of the $30,000,000 note of BHC from a variable to fixed rate.



      Taxes other than income taxes for the six months and three months ended

June 30, 1997 increased $328,000 and $132,000 over the comparable 1996 periods.  Increased property taxes of $286,000 and $16,000, respectively, as well as increased payroll and gross earnings taxes of $42,000 and $116,000,

respectively, account for this variance.

      Income taxes increased $934,000 and $678,000 for the six months and three months ended June 30, 1997 from the comparable 1996 periods due to higher taxable income as well as a higher effective tax rate in 1997.



Significant changes in balance sheet accounts
---------------------------------------------

for the six months ended June 30, 1997
---------------------------------------

      The decrease of $16,047,000 in other current assets is largely the result of the consummation of the sale of IEA.



      The increase of $5,522,000 in other assets is principally due to the reclassification of the tax refund expected from the disposition of IEA from other current assets.





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

March 31, 1997.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a)   Exhibits

            27    Financial Data Schedule (filed herewith)



      (b)   The Company did not file a report on Form 8-K for the six months ended June 30, 1997.

                                   SIGNATURE
                                   ---------





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          AQUARION COMPANY




Date:          August 13, 1997            By       /s/JANET M. HANSEN
      ---------------------------             -----------------------------

                                                     Janet M. Hansen

                                                Executive Vice President

                                               Chief Financial Officer and

                                                        Treasurer