Form 10-Q
period 1997-09-30
AQUARION CO
filed 1997-11-13
CIK 49423

Form 10-Q

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 1997
                                     ----------------------
                                OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to _____________

               Commission File Number     1-8060
                                      -------------
                         AQUARION COMPANY
                      ---------------------
      (Exact name of registrant as specified in its charter)

           Delaware                           06-0852232
     --------------------             ------------------------
(State or other jurisdiction of(I.R.S. Employer Identfication No)
Incorporation or organization)

835 Main Street, Bridgeport, Connecticut     06604-4995
---------------------------------------     --------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:
                (203) 335-2333
                ---------------

--------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

Indicate  by  check mark whether the registrant (1) has filed all reports  require  to  be  filed  by  Section  13 or 15 (d) of the

Securities  Exchange  Act  of 1934 during the preceding 12 months

(or  for  such shorter period that the registrant was required to file  such  reports),  and  (2)  has  been subject to such filing requirements for the past 90 days.

                      Yes   X      No
                         ------      ------
Indicate the number of share outstanding of each of the issuer's classes of common stock as of November 5, 1997:

             Common Stock
     No Par Value (Stated Value: $1)           7,218,224
   ---------------------------------  -------------------------
                 Class                     Number of Shares

PART I.   FINANCIAL INFORMATION
ITEM 1.   Consolidated Financial Statements

                AQUARION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                            UNAUDITED
                                    Quarter Ended    Nine Months Ended
                                    September 30,      September 30,
                                  ------------------------------------
                                  1997       1996     1997      1996
                                  ------- --------- -------- ---------
                                   (in thousands, except share data)


Operating revenues              $29,226   $25,499    $79,137  $69,505
                                 ------    ------     ------   ------
Costs and expenses:

Operating                         7,857     6,559     21,406   17,430

General and administrative        3,199     3,826     11,211   12,188

Depreciation                      3,247     2,701      9,185    8,148

Interest Expense                  3,025     2,335      8,837    6,717

Taxes other than income taxes     1,905     3,069      8,324    9,160
                                 ------    ------     ------   ------
     Total costs and expenses    19,233    18,490     58,963   53,643
                                 ------    ------     ------   ------
                                  9,993     7,009     20,174   15,862
Allowance for funds used during
construction                        237       364        688      927
                                 ------    ------     ------   ------
Income before income taxes       10,230     7,373     20,862   16,789

Income taxes                      4,498     2,979      9,206    6,753
                                 ------    ------     ------   ------
Income before discontinued
operations                        5,732     4,394     11,656   10,036

Discontinued operations:
     Loss from discontinued
     operations, less
     applicable income tax
     benefit of $95 and $214
     for the three and nine
     months ended September 30,
     1996, respectively               -      (258)         -     (661)
                                 ------    ------    -------   ------
          Net income             $5,732    $4,136    $11,656   $9,375
                                 ======    ======    =======   ======
Earnings (loss) per share:

     Continuing operations       $0.80     $0.63      $1.64     $1.46

     Discontinued operations        -      (0.03)         -     (0.10)
                                 -----     -----      -----     -----
Earnings per share               $0.80     $0.60      $1.64     $1.36

Weighted average common
shares outstanding           7,171,520 6,950,889  7,101,451 6,910,312

   The accompanying notes are an integral part of these consolidated financial statements.

                     AQUARION COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                 UNAUDITED

                                 Quarter Ended    Nine Months Ended
                                 September 30,      September 30,
                                 ----------------------------------
                                 1997    1996        1997    1996
                                 ------ -------- --------- ---------
                                 (In thousands, except share data)

Beginning of period             $16,491 $18,226    $16,324 $18,583

Net Income                        5,732   4,136     11,656   9,375
                                 ------  ------     ------  ------
                                 22,223  22,362     27,980  27,958

Deduct:        Cash dividends
               declared on
               common stock,
               $.41 per share
               for the third
               quarter 1997
               and $.405 per
               share for
               all other quart
               ers in 1997
               and all quarters
               in 1996            2,948   2,823      8,705   8,419
                                 ------  ------     ------  ------
End of period                   $19,275 $19,539    $19,275 $19,539
                                 ======  ======     ======  ======

The accompanying notes are an integral part of these consolidated financial statements.

                     AQUARION COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                 September 30, December 31,
                                     1997         1996
                                 ------------- -----------
                                  (Unaudited)
                                        (In thousands)

Property, plant and equipment         $477,910  $454,716

Less:  accumulated depreciation        140,412   131,328
                                       -------   -------
     Net property, plant and
     equipment                         337,498   323,388
                                       -------   -------

Current assets:

Cash and cash equivalents                  656       470
                                       -------   -------
Accounts receivable from customers      11,516    10,796

Less: allowance for doubtful
accounts                                 1,706     1,253
                                        ------    ------
                                         9,810     9,543

Accrued revenues                        11,401     9,893

Inventories                              3,992     2,883

Prepaid expenses                        11,567     8,732

Other current assets                     2,007    18,101
                                        ------    ------
     Total current assets               39,433    49,622
                                        ------    ------
Goodwill                                   944       977

Recoverable income taxes                44,938    44,938

Other assets                            35,809    30,167
                                       -------   -------
                                      $458,622  $449,092
                                       =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                     AQUARION COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                    September 30, December 31,
                                         1997        1996
                                    ------------  -----------
                                     (Unaudited)
                               (In thousands, except share data)
Shareholders' equity:

Preferred stock, no par value,
authorized
     2,500,000 shares not to exceed
     aggregate value of $25,000,000,   $         $
     issuable in series-none issued            -         -

Common stock, stated value: $1
     Authorized-16,000,000 shares
     Issued-7,189,086 shares in 1997
     and 7,080,355 shares in 1996          7,189     7,080

Capital in excess of stated value        103,743   101,360

Retained earnings                         19,275    16,324
Less:  cost of treasury stock, zero
       shares in 1997 and 61,498
       shares in 1996                          -     1,709
Less:  minimum pension liability
       adjustment                            104       104
                                         -------   -------
     Total shareholders' equity          130,103   122,951
                                         -------   -------
Long-term debt and other obligations     156,380   148,487
                                         -------   -------
Current liabilities

Short-term borrowings, unsecured          12,300     8,300

Current maturities of long-term debt           -    15,000

Accounts payable and accrued
liabilities                               16,613    15,654

Dividends payable                          2,948     2,843

Accrued interest                           2,937     2,484

Taxes other than income taxes                611     1,927

Income taxes                               3,649     1,555
                                         -------   -------
     Total current liabilities            39,058    47,763
                                         -------   -------
Advances for construction                 26,403    28,017

Contributions in aid of construction      28,001    24,354

Deferred land sale gains                     369       471

Accrued postretirement benefit cost        4,943     4,125

Recoverable income taxes                   6,346     6,346

Deferred taxes                            67,019    66,578
                                         -------   -------
                                        $458,622  $449,092
                                         =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                     AQUARION COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 UNAUDITED
                                             Nine Months Ended
                                               September 30,
                                             -----------------
                                             1997      1996
                                             ----      ----
                                              (In thousands)
Cash flows from operating activities:

   Net Income                               $11,656   $9,375

   Adjustments reconciling net income to
     net cash provided by operating
     activities:

   Depreciation and amortization              9,600   10,259
   Allowance for funds used during
   construction                                (688)    (927)

   Provision for losses on accounts
   receivable                                   482     (318)

   Deferred and prepaid income taxes, net    (4,447)    (531)

   Proceeds from sale of surplus land,
   net of gains                                 533      297

Change in assets and liabilities (Note 3)     5,131   (7,060)
                                             ------   ------
 Net cash provided by operating
   activities                                22,267   11,095
                                             ------   ------
Cash flows from investing activities:

   Capital additions, excluding an
   allowance for funds used during
   construction                             (22,749) (29,375)

   Acquisition of business, less cash
   acquired                                       -   (2,558)

   Advances and contributions in aid of
   construction                               2,328    1,985

   Refunds on advances for construction        (295)    (539)

   Proceeds from disposition of
   subsidiary                                 8,631        -

   Other investing activities                  (482)    (526)
                                             ------    ------
     Net cash used in investing activities  (12,567)  (31,013)
                                             ------    ------
Cash flows from financing activities:

   Net proceeds from short-term
   borrowings                                 4,000   15,900

   Proceeds from the issuance of common
   stock, net                                 2,492    2,460

   Principal payments on long-term debt     (15,000)     (39)

   Proceeds from the issuance of long-
   term debt                                  7,893    9,411

   Common dividends paid                     (8,601)  (8,373)

   Bond finance charges                        (298)       -
                                             ------   ------
     Net cash (used in) provided by
     financing activities                    (9,514)  19,359
                                             ------   ------
Net increase (decrease) in cash and cash
equivalents                                     186     (559)

Cash and cash equivalents, beginning of
period                                          470      635
                                             ------   ------
Cash and cash equivalents, end of period     $  656   $   76
                                             ======   ======

                                    -6-

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

     In February 1997, the Financial Accounting Standards Board

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting

Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  This statement is effective for fiscal years beginning after December

15, 1997.  The Company does not expect adoption of this statement to have a significant impact on the financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures

about Segments of an Enterprise and Related Information" (SFAS

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

NOTE 2 - INVENTORY
------------------

                            September 30,  December 31,
                                 1997          1996
                            ------------   -----------
                             (Unaudited)

Lumber and logs                  $2,685      $1,565

Materials and supplies            1,307       1,318
                                  -----       -----
                                 $3,992      $2,883
                                  =====       =====

NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF
---------------------------------------------------------------
CASH FLOWS
----------

     Changes in assets and liabilities for the nine-month period ended September 30, are set forth below (in thousands):

                                               1997      1996
                                              -----    ------
                                                 (Unaudited)
Increase in accounts receivable             $(2,257)  $(4,086)

(Increase) decrease  in inventory            (1,109)      215

Increase in prepayments                      (2,835)   (2,243)

Decrease in other current assets              7,463       268

Increase (decrease) in accounts payable and
accrued liabilities                             959      (454)

Increase (decrease) in interest and taxes
payable                                       1,231      (776)

Net changes in other noncurrent balance
sheet items                                   1,679        16
                                             ------    ------
                                             $5,131   $(7,060)
                                             ======    ======
Supplemental cash flow information:

   Cash paid for:

     Interest                                $8,190    $7,137

     Income taxes                            $4,700    $7,527

NOTE 4 - SALE OF SURPLUS LAND
-----------------------------
     Aquarion and its BHC subsidiary entered into a contract to sell its 730-acre Trout Brook Valley property for $14,000,000,

contingent on the buyer's receipt of the required permits to develop the property.  The buyer hopes to obtain the necessary project permits within one year
of application.  Trout Brook Valley consists of 640 acres owned by BHC and 90 acres owned by Aquarion.  Because BHC property is included, the sale must also be approved by the DPUC.

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

     For the first nine months of 1997, the Company sold

approximately 18 acres of surplus land for a total of

$1,122,000.Total gains approximated $353,000 or $0.05 per share.



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


NOTE 6 - RATE MATTERS
---------------------

Rates.  On July 31, 1997, BHC's Eastern division received a

decision from the DPUC approving a 12.7 percent water service rate increase, which became effective on August 1, 1997, designed to provide an $8,300,000 increase in annual water service

revenues.  This increase, replaced the Construction-Work-In-

Progress (CWIP) rate surcharge, which was 9.49 percent, prior to

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

Capital Resources and Liquidity
-------------------------------
  Capital Expenditures
  --------------------
     The Company invested $22,749,000 in property, plant and

equipment in the first nine months of 1997, compared with

$29,375,000 for the same 1996 period.  The Utilities accounted for approximately $22,069,000 of plant additions during the

current nine month period.  This includes $7,200,000 as compared with $16,882,000 for the comparable 1996 period, expended on

SDWA-mandated filtration facilities.  On July 2, 1997, the

William S. Warner Water Treatment Plant at Hemlocks Reservoir was

fully operational and put into service. Management estimates that capital expenditures will total $29,000,000 in 1997, of which approximately $28,000,000 will be for water utility construction programs.

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

     The percentage of capital expenditures financed by net cash from operating activities was 98 percent and 38 percent for the nine months ended September 30, 1997 and 1996, respectively.

(See "Consolidated Financial Statements-Consolidated Statements

of Cash Flows.")  In addition, the Company obtained funds of

$2,653,000 from issuances of Common Stock under its Dividend

Reinvestment and Common Stock Purchase Plan (the "Plan") for the

nine months ended September 30, 1997.  The Utilities also

received $2,328,000 from advances and contributions in aid of construction from developers and customers for the nine months ended September 30, 1997.

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


Results of Operations for the nine months and
three months ended September 30, 1997 and 1996
-----------------------------------------------

     Net income for the nine months ended September 30, 1997 was

$11,656,000 compared with $9,375,000 for the same 1996 period.

Net income for the three months ended September 30, 1997 was

$5,732,000 versus $4,136,000 for the comparable 1996 period.  The increase in net income is primarily due to improved results from the Company's water utility segment and the elimination of losses at the Company's former IEA subsidiary.


     Operating revenues increased $9,632,000 and $3,727,000 for the nine months and three months ended September 30, 1997,

respectively, from the comparable 1996 periods.  Revenues from the Utilities increased $5,199,000 and $2,203,000 for the nine months and three months ended September 30, 1997, respectively,

due to the increase in water service rates, dryer weather in

1997, and the May 1996 acquisition of SCWC.  Timber processing experienced an increase in revenues of $4,005,000 and, $1,281,000 for the nine months and three months ended September 30, 1997,

respectively, due to increased sales to a leading retailer in the home improvement industry.


     Operating expenses increased $3,976,000 and $1,298,000 for the nine months and three months ended September 30, 1997,

respectively, from the comparable 1996 periods.  Timber

processing operating expenses increased $3,497,000 and,

$1,095,000, for the nine months and three months ended

September 30, 1997, respectively, which was primarily the result of higher costs associated with increased sales volume.


     General and administrative expenses decreased $977,000 and

$627,000 for the nine  months and three months ended September

30, 1997, respectively, from the comparable 1996 periods.  This decrease was the result of lower expenses in the utility segment of $927,000 and $878,000, for the nine months and three months ended September 30, 1997, respectively, due to lower pension and healthcare costs partially offset by an increased bad debt

expense.

     Depreciation expense increased $1,037,000 and $546,000 for the nine months and three months ended September 30, 1997,

respectively, from the 1996 comparable periods due to The William

S. Warner Filtration Facility being placed into service on

July 1, 1997 and a higher composite annual depreciation rate for

BHC's Eastern division, effective August 1, 1996.


     Interest expense for the nine  months and three months ended

September 30, 1997 was $2,120,000 and $690,000 higher than the

1996 comparable periods due to the October 1996 debt issuance of

$30,000,000 by BHC, as well as the interest rate conversion on the 1995 $30,000,000 unsecured note of BHC from a variable rate to fixed rate of 6.15 percent.

     Taxes other than income taxes for the nine months and three months ended September 30, 1997 decreased $836,000 and

$1,164,000, respectively, from the comparable 1996 periods, due primarily to the repeal of the Connecticut gross earnings tax for services rendered after July 1, 1997.

     Income taxes increased $2,453,000 and $1,519,000 for the

nine months and three months ended September 30, 1997,

respectively,  from the comparable 1996 periods due to higher taxable income as well as a higher effective tax rate in 1997.


Significant changes in balance sheet accounts
for the nine months ended September 30, 1997
--------------------------------------------

     The decrease of $16,094,000 in other current assets is

largely the result of the proceeds received from the sale of IEA in March 1997 and the reclassification of the tax refund expected from the disposition of IEA to other assets.

     The increase of $5,642,000 in other assets is principally

due to the reclassification of the tax refund expected from the disposition of IEA from other current assets.


Forward looking information
---------------------------
     In addition to the historical information contained herein,

this report contains a number of "forward-looking statements,"

within the meaning of the Securities and Exchange Act of 1934.

Such statements address future events and conditions concerning capital expenditures, liquidity and capital resources, gains recorded from land sales and accounting matters.  Actual results in each case could differ materially from those projected in such statements.


                  PART II.    OTHER INFORMATION
                       ------------------------------
ITEM 1. - LEGAL PROCEEDINGS
---------------------------
     All legal proceedings have previously been reported on the

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
     (a)  Exhibits

          27   Financial Data Schedule (filed herewith)

     (b) The Company did not file a report on Form 8-K for the nine months ended September 30, 1997.

                            SIGNATURE
                            ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AQUARION COMPANY



Date:  November 13, 1997          By     /s/JANET M. HANSEN
       ----------------              --------------------------
                                          Janet M. Hansen
                                      Executive Vice President
                                     Chief Financial Officer and
                                              Treasurer