Form 10-K
period 1997-12-31
AQUARION CO
filed 1998-03-26
CIK 49423

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-K

(X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended           December 31, 1997           .

                         ---------------------------------------





(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934



For the transition period from               to               .

                               -------------    --------------



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



835 Main Street, Bridgeport, Connecticut           06604

----------------------------------------         --------

(Address of principal executive offices)         (Zip Code)



Registrant's telephone number, including area code (203) 335-2333
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:



Title of each class              Name of each exchange on which registered

-------------------              ---------------------------------------------

Common Stock, no par value                     New York Stock Exchange

Series A Junior

Participating Preferred                        New York Stock Exchange

Stock Purchase Rights



      Securities registered pursuant to Section 12(g) of the Act:



                               None

      ------------------------------------------------------

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



The aggregate market value of the voting stock held by nonaffiliates of the registrant: $239,251,194

(Computed by reference to the closing price of the Registrant's Common Stock on March 5, 1998, as reported on the New York Stock Exchange-Composite Tape.)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                        Outstanding at March 5, 1998

           -----                        ----------------------------

Common Stock, no par value                     7,386,780



      The following documents have been incorporated by reference:

      1.    Annual Report to Shareholders for the year ended December 31,

            1997--PART I, Item 1; PART II, Item 5, Item 6, Item 7 and Item 8;

            PART IV.

      2.    Definitive Proxy Statement, dated March 25, 1998, for the Annual

            Meeting of Shareholders to be held on April 29, 1998--PART III.

                                    PART I



ITEM I.  BUSINESS

-----------------

General



      Aquarion Company (Aquarion or the Company) is a holding company whose subsidiaries are engaged both in the regulated utility business of public water supply and in various nonutility businesses.



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

Public Utility Control (DPUC)  and the New York Public Service Commission

(PSC).



      The Company owns Timco, Inc. (Timco), a timber processing company based in New Hampshire.  At Timco's sawmill complex, lumber is cut and packaged for sale to wholesalers and retailers.  Aquarion is also engaged in the utility management service business through Aquarion Management Services, Inc.  (AMS)

and owns Main Street South Corporation (MSSC), a real estate subsidiary formed in 1969 to assist BHC in marketing surplus land.

      The Company was incorporated in Delaware as The Hydraulic Company in

1969 to become the parent company to BHC, a Connecticut corporation founded in

1857.  The corporate name was changed to Aquarion Company in 1991.  The

Company's executive offices are located at 835 Main Street, Bridgeport,

Connecticut 06604-4995, and its telephone number is (203) 335-2333.



Recent Developments



      Discontinued Operation

     ----------------------

      On March 25, 1997, the Company executed the stock purchase agreement,

effective December 31, 1996, completing the sale of Industrial and

Environmental Analysts, Inc. (IEA), its environmental testing laboratory business for approximately $10,000,000.  Accordingly, IEA's results were recorded as a discontinued operation for the years ended December 31, 1996 and

1995.  The Company recorded an after tax loss of $4,255,000 or $0.61 per share from the sale of the discontinued operation for the year ended December 31,

1996.



      Merger

      ------

      Effective at the close of business on December 31, 1996, Bridgeport

Hydraulic Company merged with its wholly-owned subsidiaries Stamford Water

Company (SWC), New Canaan Water Company (NCWC) and Ridgefield Water Supply

Company (RWSC).  Bridgeport Hydraulic Company is the surviving corporation and has changed its name to BHC Company.  BHC consists of an Eastern division,

formerly Bridgeport Hydraulic Company, and a Western division, formerly SWC,

NCWC and RWSC.

      Real Estate

     -----------

      In February 1997, Aquarion and its BHC subsidiary entered into a contract to sell its 730-acre Trout Brook Valley property for approximately

$14,000,000, contingent on the buyer's receipt of the required permits from various local and state agencies to develop the property.  The buyer has applied for the necessary project permits.  Trout Brook Valley consists of 640 acres owned by BHC and 90 acres owned by Aquarion.  Because BHC property is

included, the sale must also by approved by the DPUC.   The anticipated

closing date is expected to be in 1999, but could be extended because of regulatory appeals.  The Company anticipates that the after-tax gain from this transaction will be approximately $6,000,000 over an applicable amortization period, assuming similar treatment is allowed by the DPUC as in the past with regard to the sharing of proceeds between the shareholders and the ratepayers.

Certain environmental groups and others have opposed the granting of the required permits and approvals.  No assurances can be given at this time that such permits and approvals will be granted.



      In March 1997, the Company also entered into a non-binding letter of intent with the City of Shelton, Connecticut to sell six parcels of land located in Shelton for approximately $7,000,000.  The purchase is contingent upon the execution of a contract of sale, regulatory and Board approvals.  The anticipated closing date is expected to be late 1998.  The Company anticipates that the after-tax gain from this transaction will be approximately $2,500,000 over an applicable amortization period, assuming similar treatment is allowed by the DPUC as in the past with regard to the sharing of proceeds between shareholders and the ratepayers.  No assurances can be given at this time that the required contingencies will be satisfied.



      MSSC presently owns a two-third share, through a joint venture, of approximately 7.7 acres of real property in Shelton, Connecticut.  In December

1997, the joint venture was formally notified of an eminent domain action undertaken on behalf of the City of Shelton, with an accompanying notice of value of approximately $95,000.  Based on this notice of value, the loss on this transaction will be approximately $387,000.  The Company plans to negotiate a higher value or appeal this notice of value.



      Rates.  On July 31, 1997, BHC's Eastern Division  received a

      -----

decision from the DPUC approving a 12.7 percent water service rate increase,

which became effective on August 1, 1997, designed to provide an $8,300,000 increase in annual water service revenues.  This increase which replaced the

Construction-Work-In-Progress (CWIP) rate surcharge, which was 9.49 percent,

prior to July 1,  1997, resulting in a 3.2 percent marginal increase in water rates.  BHC's Eastern and Western Divisions' rates reflect the repeal of the

Connecticut gross earnings tax for services rendered after July 1, 1997, which resulted in a 5.0 percent reduction in rates and expenses.



      Financing Activities.  On February 3, 1997, BHC converted

      --------------------

the interest rate on its $30,000,000 unsecured note, issued in 1995, in consideration for a loan of the proceeds from the issuance by the Connecticut

Development Authority (CDA) of an equal amount of tax-exempt Water Facilities

Revenue Bonds, from a weekly variable rate to a fixed rate.  The bonds bear interest at 6.15 percent and are due on April 1, 2035.



Utility Construction Program



      The Utilities expended $27,633,000, $37,185,000 and $38,600,000 in 1997,

1996 and 1995 respectively, for plant additions and modifications of existing plant facilities, excluding an allowance for funds used during construction

(AFUDC).  The 1997 expenditures were made primarily for construction of a water treatment plant at Hemlocks reservoir and installation of water mains,

service connections and meters.  On July 2, 1997, the William S. Warner Water

Treatment Plant at

Hemlocks Reservoir was fully operational and put into

service.  Utility budgeted capital expenditures for 1998 are approximately

$17,300,000.  Management cannot predict whether future federal, state or local regulation will require additional material capital expenditures.



      The Company's ability to finance its future construction programs depends in part on future rate relief, the level of CWIP rate surcharges and future debt and equity issuances.  See "Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operations - Capital Resources

and Liquidity" and "Business--Public Water Supply--Rates and Regulation".



Industry Segment Information



      The Company's operations are grouped into four industry segments:

public water supply; timber processing; real estate; and utility management services.  The consolidated operating revenues of the Company for the year ended December 31, 1997 were derived from the following sources: 81 percent from public water supply, 15 percent from timber processing, 3 percent from real estate, including both MSSC and surplus utility land sales, and 1 percent from utility management services.  For additional information concerning each segment for each of the years ended December 31, 1997, 1996 and 1995, see

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

New Haven counties in Connecticut and Nassau County in Long Island, New York.

BHC also sells, as requested, water for redistribution to customers of the

Second Taxing District Water Department of the City of Norwalk, Connecticut,

and Connecticut-American Water Company through the Southwest Regional Pipeline in Fairfield County.



      The communities served by the Utilities as of December 31, 1997 have a population of approximately 500,000, and the total number of customer accounts as of that date was approximately 139,000.  The Utilities' service areas,

primarily residential in nature, have experienced an average growth in accounts of approximately 1 percent per year over the last 10 years.

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



      The operating revenues of the Utilities for the 12 months ended December

31, 1997 were derived from the following sources: 62 percent from residential customers, 16 percent from commercial customers, 4 percent from industrial customers, 14 percent from fire protection customers, and 4 percent from other sources.



      Seasonality.  The business of the Utilities is subject to

      -----------

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



      Water Supply.  Water is available from both surface and
     ------------

subsurface sources.  During 1997,
approximately 88 percent of the water supplied by the Utilities was provided by impounding reservoirs, 11 percent by

producing wells and 1 percent by purchased water.  As of December 31, 1997,

the Utilities' reservoirs, well fields and interconnections with other water utilities had an aggregate safe daily yield of 113 million gallons.  Safe yield is an estimate of the supply capability during an extended drought.  The average daily demand for water from the Utilities in 1997 was 68 million gallons per day (MGD).  The reservoirs of the Utilities have an aggregate storage capacity of 30.4 billion gallons.



      Management believes it has an adequate water supply to satisfy the current and projected needs of its customers within its territorial service area through at least the year 2040.  During historical drought periods in the northeastern United States, BHC has been able to accommodate the needs of its own customers and to offer relief to supplement the supplies of neighboring communities by water sales to utilities with which it has pipeline interconnections.  Supply and distribution needs of the Utilities undergo constant review, and the Utilities continue to explore and develop additional ground water-supplies and study alternative surface water sources to meet anticipated future water requirements.



      The Connecticut Water Diversion Policy Act, enacted in 1982, prohibits any future diversions of surface or ground water, greater than 50,000 gallons per day, without a permit from the state Department of Environmental

Protection (DEP).  Although this law "grandfathers" surface and ground-water supplies that existed when it was enacted, any subsequent water diversion that might be effected by BHC is subject to a lengthy permit application process and approval by the DEP.  Diversion permits granted pursuant to this law are subject to renewal when their terms, which typically run from five to ten years, expire.

      Rates and Regulation.  The Company's utility subsidiaries

      --------------------

are subject to regulation by state regulatory commissions having jurisdiction over their respective service areas.  BHC is subject to regulation by the

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



      The DPUC may allow a surcharge to be applied to rates in order to provide a current cash return to water utilities on the major portions of CWIP applicable to facilities, including filtration plants, required for compliance with the Safe Drinking Water Act (SDWA).  See "Environmental Regulations."

The surcharge is adjusted quarterly, subject to DPUC approval, to reflect increased CWIP expenditures for SDWA facilities.  BHC has no current plans to apply for such a surcharge, which has been granted to BHC in the past.



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

      The profitability of the operations of the water utility industry generally and of the Utilities (and hence the Company) is largely dependent on the timeliness and adequacy of the rates allowed by utility regulatory commissions. In addition, profitability is dependent on numerous factors over which the Utilities have little or no control, such as the quantity of rainfall and temperature in a given period of time, industrial demand, prevailing rates of interest for short and long-term borrowings, energy rates, and compliance with environmental and water quality regulations.  In addition, inflation and other factors beyond the Company's or the Utilities'

control impact the cost of construction, materials and employee costs.



      Franchises and Competition.  Consistent with most water

      --------------------------

companies in Connecticut, BHC derives its rights and franchises to operate from special acts of the Connecticut General Assembly, which are subject to alteration, amendment or repeal by the General Assembly and which do not grant exclusive rights to BHC in its service areas.



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

Connecticut General Statutes, BHC, upon payment of compensation, may take and use such lands, springs, streams or ponds, or such rights or interests therein as the Connecticut Superior Court, upon application, may determine is necessary to enable BHC to supply potable water for public or domestic use in its franchise areas.



      BHC faces competition, presently not material, from a few private water systems operated within, or adjacent to, its franchise areas and from municipal and public authority systems whose service areas is some cases overlap portions of BHC's franchise areas.  At the present time, except as noted above, there are no publicly owned utilities, cooperatives or other private utility companies competing with BHC in the areas now served, although within certain areas there are wells owned by individuals or private industries.  SCWC faces competition from municipal and public authority systems whose service areas, in some cases, overlap portions of SCWC's service area.



      Environmental Regulations.  The Utilities are subject to

      -------------------------

regulation by the Connecticut Department of Public Health (DPH) and the County

of Nassau Department of Health (CNDH) with respect to water quality matters,

use of water from surface and subsurface sources, the location, construction and operation of water supply facilities and the sale of certain utility property.  Plans for new water supply systems or expansion of existing water supply systems also must be submitted to the DPH or CNDH for approval.  The

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



      The Utilities are subject to regulation of discharges to the environment

(air, water, land, underground storage tanks and hazardous materials) under the provisions of the Federal Clean Air Act, Clean Water Act and other legislation which provides for the establishment of various environmental regulations by the EPA.  A joint federal and state permit system has been established to ensure that the impact to the environment from operations is minimized.



      The Utilities are subject to regulation of drinking water quality under the SDWA, which
provides for the establishment of uniform minimum national

quality standards by the Environmental Protection Agency (the EPA), as well as governmental authority to specify the type of treatment process to be used for public drinking water.  EPA regulations issued pursuant to the SDWA set limits for, among other things, certain organic and inorganic chemical, physical,

microbiological and radiological contaminants.  The SDWA provides that the states have the primary enforcement responsibility for public drinking water systems, as long as the states' regulations are no less stringent than those adopted pursuant to SDWA.  For certain of these water quality standards the

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

Hemlocks Reservoir.  On July 1, 1997, the Warner Treatment Plant at Hemlocks

Reservoir was fully operational and placed into service.  BHC has entered into a consent agreement with the DPH to filter the water produced from the Round

Pond reservoir in Ridgefield, CT or substitute alternative ground water supply by June 30, 1998.  The Company is presently addressing these issues with the

DPH.  The TCR affects the Utilities by the imposition of requirements for additional biological sampling and monitoring.  The stringent requirements of the TCR may also result in increased public notification relating to water quality.  The LCR establishes corrosion control techniques and requires monitoring to determine compliance with prescribed lead and copper levels in drinking water.  If such levels are exceeded, a multi-year program involving additional monitoring, public notification , state-supervised corrosion control and treatment and replacement of lead service lines could result.  All of the Utilities' systems are in compliance with the LCR, and the Utilities continue to monitor these systems periodically.  The DPH has determined that

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



      In 1996, the SDWA was reauthorized by Congress and signed into law.

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



      Water quality tests are made continuously at all of the Utilities' water supply sources, and the Utilities believe they are in substantial compliance with regulations promulgated in connection with the organic chemical,

inorganic chemical, physical, and bacteriological standards for drinking water.  BHC is presently addressing, with the DPH, an issue of elevated radium levels in a small system purchased in July 1997.  BHC has been voluntarily monitoring for giardia and cryptosporidium, radon and disinfection by-

products, which are water quality concerns that will be addressed by future regulations.

      The Utilities believe that they are in substantial compliance with the

SDWA regulations promulgated by the EPA and DPH, as currently applied.

Although the Utilities cannot predict either the substance of the regulations required by the 1996 SDWA amendments which have not yet been promulgated or their impact on the Utilities, the primary impact on the Utilities is expected to be in the area of increased monitoring and reporting, although it is possible that such regulations may require modifications to existing filtration facilities. Construction of new facilities may be required for certain groundwater sources. It is possible that costs of compliance by the Utilities could be substantial.



      Aquifer protection legislation in Connecticut requires each water utility to conduct ongoing groundwater data collection and to map critical wellfield recharge areas.  The DEP, in consultation with the DPH and DPUC, has discussed recommendations for land use restrictions adjacent to public water supply wellfields and possible acquisition of land to enhance protection.  The discussions have not lead to additional regulations and, therefore, any impact cannot be determined at this time.  However, if BHC were to adopt recommendations to purchase additional land around its wellfield, the cost could range from minimal to substantial.



      Developments with respect to the identification and measurement of various elements in water supplies and concern about the effect of such elements on public health, together with possible contamination of water supplies, may in the future require the Utilities to modify all or portions of their various water supplies, to develop replacement supplies or to implement new treatment techniques.  Any such developments may significantly increase the Utilities' operating costs and capital requirements.  The Company expects that all such expenditures and costs should ultimately be recoverable through rates for water service, but there can be no assurance that this will be the case.

      Certain dams owned by the Utilities are subject to inspection under the

National Dam Inspection Act, as well as the Connecticut Dam Registration Act,

and dams owned in New York are subject to inspection by the New York State

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



Timber Processing



      The Company is engaged in the timber processing business through Timco,

which operates a sawmill complex in New Hampshire.  The sawmill complex processes and markets kiln-dried, finished eastern white pine and other lumber.  Timco also provides custom kiln drying services for pine mills in

Maine and southern New Hampshire.  Lumber produced by Timco is used in the remodeling and do-it-yourself markets and, to a lesser extent, in the construction of new homes.  It is marketed in the Northeast and Mid-Atlantic regions through lumber wholesalers, distributors and, in some instances,

directly to large volume retailers.  Wholesalers and distributors, in turn,

sell the lumber to the construction trade and to retail outlets.  Timco obtains the timber used in its products from independent loggers and from purchased timber rights.



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



Utility Management Services



      The Company, through its AMS subsidiary, provides clients with an integrated range of utility
management services, including contract management

and operations, information services, water and wastewater billing and collections and various engineering, operations and management consulting services.  AMS clients are private and municipal water and wastewater utilities, including systems engaged in privatization initiatives.  The utility management services businesses are highly competitive.



Real Estate



      The Company treats real estate as a separate business segment in order to distinguish the earnings impact from sales of surplus utility land from the results of utility operations.  For a discussion of the surplus off-watershed land which BHC intends to market as appropriate, see "Item 2  Properties."



Employees



      As of December 31, 1997, the Company and it's subsidiaries employed approximately 393 persons on a full-time basis, including 266 in the Public

Water Supply business, 124 in the Timber Processing business and 3 in the

Utility Management Services business.  None of the Company's employees is covered by collective bargaining arrangements, and the  Company believes its relations with its employees are satisfactory.



ITEM 2.  PROPERTIES

-------------------

      The properties of the Utilities consist of land, easements, rights

(including water rights), buildings, reservoirs, standpipes, dams, wells,

supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water.  The Utilities own their principal properties in fee.  The Utilities believe that their properties are in good operating condition.  Water mains are located, for the most part, in public streets and, in a few instances, are located on land owned by the Utilities in fee and land occupied under easements, most of which are perpetual and valid and sufficient for the purpose for which they are held.  Although it is impractical to investigate the validity of the title to some of the easements held by the Utilities for distribution mains or to clear title in the cases where such distribution easements titles have been found defective, any such irregularities or defects in title which may exist do not materially impair the use of such properties in the businesses of the

Utilities.



      BHC owns a 20,000-square-foot headquarters building and a 44,370-square-

foot Operations Center in Bridgeport, a 28,000-square-foot office building in

Monroe, Connecticut and leases an additional 22,000-square-feet of office,

laboratory and garage space in Bridgeport for utility operations.



      At December 31, 1997, BHC owned in the aggregate 17 active reservoirs,

59 producing wells and approximately 1,984 miles of water mains, of which approximately 83 miles have been laid in the past five years.  The rights to locate and maintain water transmission and distribution mains are secured by charter, easement and permit and are generally perpetual.  Water is delivered to the distribution system from three major reservoir systems, comprised of several smaller reservoirs and producing wells.  BHC owns six filtration plants for treatment of its reservoir system.  These plants have capacities ranging from .75 to 50 MGD, respectively.

      SCWC owns four acres of land in Long Island, New York in four separate locations that are occupied by an office and pump station, two well sites and a tank site.  SCWC also owns 54 miles of water mains.

      Aquarion owns nonutility land totaling approximately 99 acres in Easton and Litchfield, Connecticut.  BHC owns approximately 20,000 acres of real property, most of which consists of reservoirs and surrounding watershed,

located in Fairfield, New Haven, and Litchfield counties in Connecticut and in

Pound Ridge and Lewisboro New York.  All but 1,360 specified acres of such property are subject to the first lien arising under the BHC Indenture securing its First Mortgage Bonds.



      The DPH regulates Connecticut Company lands according to a three-tiered classification system.  Class I lands cannot be sold, leased or transferred.

The DPH may authorize transfer or change in use of Class II lands only upon a finding that there will be no adverse impact upon the public water supply and that any use restrictions required as a condition of transfer are enforceable against subsequent owners and occupants of the lands.  Class III lands, which are off-watershed, are not currently subject to regulation by the DPH.  BHC has identified approximately 2,700 acres of land it believes are surplus to its water supply needs, and therefore would qualify as Class III land.  All of this Class III land, which includes approximately 570 acres that have never been in rate base, is available for sale, although all of it may not be marketable.



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

      The Equitable Sharing Statute, required the DPUC to use an accounting treatment to "equitably allocate" the economic benefits of the net proceeds from the sales of Class III land that was previously in the utility's rate base between the Company's ratepayers and its shareholders.  The Equitable

Sharing Statute provides that the economic benefits from the sale of former rate base, Class III land shall be allocated "substantially in favor" of shareholders when 25 percent or more of the land sold is to be used for open space or recreational purposes.  Ratepayers do not share in gains from the sale of land that has never been in rate base.



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



                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

------------------

      Page 31 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated by reference herein pursuant to Rule

12b-23 of the Securities and Exchange Act of 1934 (the Act) and to Instruction

G(2) to Form 10-K.



      Aquarion has declared and paid quarterly dividends on its common stock without interruption since its organization in 1969 and, prior thereto, BHC paid dividends annually on its common stock without interruption since 1890.


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

(Aquarion Note).  As of December 31, 1997, the applicable restrictions would have permitted payment of additional dividends on Aquarion's common stock of up to $40,133,000.



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

Liquidity".



ITEM 6.  SELECTED FINANCIAL DATA

--------------------------------

      See the inside front cover ("Selected Financial Data") and Pages 30 - 31

("Supplemental Financial Data") of the Company's Annual Report to Shareholders

for the year ended December 31, 1997, which is incorporated by reference herein pursuant to Rule 12b-23 of the Act and  Instruction G(2) to Form 10-K.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------

RESULTS OF OPERATIONS

---------------------

      See the inside front cover ("Selected Financial Data") and Pages 9 - 14 of the Company's Annual Report to Shareholders for the year ended December 31,

1997, which is incorporated by reference herein pursuant to Rule 12b-23 of the

Act and Instruction G(2) to Form 10-K.



ITEM 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------

      Not applicable.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

----------------------------------------------------

      The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, dated January 28, 1998, appearing on Pages 15 - 29,

the inside front cover ("Selected Financial Data") and Pages 30 - 31

("Supplemental Financial Data") of the accompanying 1997 Annual Report to

Shareholders of Aquarion Company are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE

--------------------

      The registrant has nothing to report for this item.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

------------------------------------------------------------

      The information as to directors required by Item 10 is set forth at

Pages 1 - 7 of the Company's Definitive Proxy Statement, dated March 25, 1998 relating to the proposed Annual Meeting of Shareholders to be held on April

29, 1998, filed with the Commission pursuant to Regulation 14a under the Act,

and is incorporated by reference herein pursuant to Rule 12b-23 of the Act and

Instruction G(3) to Form 10-K.



Executive Officers



      The executive officers of the registrant are listed below.  These officers were elected to the offices indicated on April 22, 1997, except as otherwise noted, for a term expiring with the 1998 annual meeting of directors.  Except as indicated, all have been with registrant and its predecessors in an executive capacity for more than five years.  There are no family relationships among members of the executive officers.  There were no arrangements or undertakings between any of the officers listed below and any other person pursuant to which he or she was selected as an officer.


                                                                        Served
                              Office, Business Experience              as Officer

     Executive      Age              During Past Five Years              Since

      Officer
 --------------  ------  ---------------------------------------------  ------

 Richard K.         53   President  and Chief Executive Officer (since  1993

 Schmidt                 October  1995),formerly Senior Vice President

                         (1993-1995)  of the Company; President (1992-

                         1995  and Chief Executive Officer (since 1992

                         o f    IEA);  formerly  President  and  Chief

                         Operating  Officer  (1984-1992) of Mechanical

                         Technology, Inc.

 Janet M. Hansen    55   E x ecutive  Vice  President  (since  October  1983

                         1995),  Chief  Financial Officer (since April

                         1992), Treasurer (since 1988) and Senior Vice

                         President (1993-1995) of the Company and Vice

                         P r esident  (since  1989),  Chief  Financial

                         Officer  (since  April  1991)  and  Treasurer

                         (since  1985) of BHC; Mrs. Hansen is Chairman

                         of  the  Board  and  Chief  Executive Officer

                         (since  April 1992) of Timco.  Mrs. Hansen is

                         also    Director,   Vice   President,   Chief

                         Financial Officer and Treasurer of certain of

                         the Company's other subsidiaries.

 James S.           60   Senior  Vice  President (since April 1992) of  1989

 McInerney               the  Company;  President  (since April 1991),

                         Chief Executive Officer (since April 1995 and

                         Chief  Operating  Officer  (January  1990  to

                         April 1995) of BHC.  Executive Vice President

                         (1990  to  April 1991) of BHC.  Mr. McInerney

                         is a Director, President or Vice President of

                         certain of the Company's other subsidiaries.



 Larry L.           48   Vice  President,  Corporation  Relations  and  1990

 Bingaman                Secretary (since April 1993); Vice President,

                         Marketing  and  Communications (1990-1993) of

                         the  Company.  Mr. Bingaman is also Director,

                         Vice  President  and  Secretary of certain of

                         the Company's other subsidiaries.


ITEM 11.  EXECUTIVE COMPENSATION

--------------------------------

      Pages 8 - 14 of the Company's Definitive Proxy Statement, dated March

25, 1998, relating to the proposed Annual Meeting of Shareholders to be held on April 29, 1998, filed with the Commission pursuant to Regulation 14a under the Act are incorporated by reference herein pursuant to Rule 12b-23 of the

Act and Instruction G(3) to Form 10-K.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

------------------------------------------------------------------------

      Pages 4 - 5 of the Company's Definitive Proxy Statement, dated March 25,

1998, relating to the proposed Annual Meeting of Shareholders to be held on

April 29, 1998, filed with the Commission pursuant to Regulation 14a under the

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



                                   PART IV.



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

-------------------------------------------------------------------------



      a)          The following documents are filed as part of this report:

                                                                        Page in Annual

                                                                        Report*

                                                                        ------
                         (1)  Consolidated Statements of Income for

                              the three years

                              ended December 31, 1997                      15


                              Consolidated Balance Sheets at December   16 - 17

                              31, 1997 and 1996


                              Consolidated Statements of Cash Flows

                              for the three years ended December 31,       18
                              1997


                              Consolidated Statements of Shareholders'

                              Equity for the three years ended            19

                              December 31, 1997


                              Notes to Consolidated Financial          20 - 28

                              Statements

                              Report of Independent Accountants            29



                              Selected Financial Data                Inside Front Cover



                              Supplemental Financial Information             30 - 31







              *   Incorporated by reference from the indicated pages of the

                  1997 Annual Report to Shareholders.



               -----------------------------------

              (b) Reports of Form 8-K.



                  The Company did not file a report on Form 8-K for the fourth quarter of the year ended December 31, 1997.



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



                  3(a)  Restated Certificate of Incorporation of Aquarion, as

                  amended. (1)



                  3(b)  By-laws of Aquarion, as amended.  (4)

                  4(a)  Rights Agreement between Aquarion and the ChaseMellon

                        Shareholder Services, L.L.C. setting forth

                        description of Preferred Stock Purchase Rights

                        distributed to holders of Aquarion Common Stock.  (11)



                  10(a)First Mortgage Indenture of BHC dated June 1, 1924. (2)



                  10(b)Seventeenth Supplemental Mortgage of BHC dated

                       as September 1,1960. (2)



                  10(c)Twentieth Supplemental Mortgage of BHC dated

                       as of November 1, 1968. (1)



                  10(d)Loan and Trust Agreement of Timco as of

                       November 1, 1984. (1)



                  10(e)Note Agreement of BHC dated January 24, 1991. (10)



                  10(f)Note Agreement of Aquarion dated as of May 19, 1992. (5)



                  10(g)Aquarion Long-Term Incentive Plan. (1)



                  10(h)Joint Venture Agreement between John J. Brennan, Jr.,

                       William A. Brennan and Main Street South Corporation

                       dated February 23, 1979. (3)

                  10(i)Joint Venture Agreement amendment between John

                       J. Brennan, Jr., William A. Brennan and Main Street

                       South Corporation dated January 1, 1994. (10)




                 **10(j)Employment Agreement between Aquarion and

                        James S. McInerney, dated June 1, 1990. (4)



                 **10(k)Employment Agreement between Aquarion and

                        Janet M. Hansen dated November 1, 1992. (5)



                 **10(l)Employment Agreement between Aquarion and

                        Jack E. McGregor dated July 1, 1997.



                 **10(m)Form of Stock Option Award Agreement for options

                        granted pursuant to Long-Term Incentive Plan. (9)



                 **10(n)Employment Agreement between Aquarion and

                        Larry L. Bingaman dated June 11, 1990. (10)



                  10(o)Agreement for Construction Management Services dated

                       April 18, 1991 between BHC and Gilbane Building

                       Company. (1)



               * **10(p)Employment Agreement between Aquarion and

                        Richard K. Schmidt dated July 1, 1997. (10)



                 **10(q)Employment Agreement between Industrial and

                        Environmental Analysts, Inc. and David C. Houle dated

                        October 1, 1995. (10)

                   10(r)Loan Agreement of BHC dated as of June 1, 1990. (4)



                   10(s)Revolving Credit Agreement of Aquarion dated

                        May 14, 1993. (6)



                   10(t)Revolving Credit Agreement amendment dated

                        May 12, 1994. (9)



                   10(u)Loan Agreement of BHC dated as of June 1, 1993. (6)



                   10(v)Loan Agreement of BHC dated September 1, 1993. (7)



                   10(w)Loan Agreement of BHC dated December 1, 1993. (8)



                   10(x)Note Agreement of Aquarion dated January 4, 1994. (8)



                 **10(y)Aquarion Stock Incentive Plan. (8)



                   10(z)Loan Agreement of BHC dated April 1, 1995.  (10)



                   10(aa)Agreement between Aquarion and SRK, Inc.

                         dated January 31, 1996. (10)



                   10(bb)Loan Agreement of BHC dated September 1, 1996 (12)

                  *13(a)Annual Report to Shareholders for the year

                        ended December 31, 1997.



                  *21(a)Subsidiaries of Aquarion



                  *23(a)Consent of Independent Accountants



                  *27(a)Financial Data Schedule





     -------------------------------------------



(1)   Filed as part of Aquarion's Form 8 Amendment to its

      Form 10-Q for the quarter ended September 30, 1991, filed February 19,

      1992.



(2)   Filed as an Exhibit to BHC's Registrant Statement on

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



(12)  Filed as part of the Company's Annual Report on

      Form 10-K for the year ended December 31, 1996.


                                  SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquarion Company

    (Registrant)



By         /S/JANET M. HANSEN

   ------------------------------------------------------------

                                                               March 24, 1998
                 Janet M. Hansen

     Executive Vice President, Treasurer and

             Chief Financial Officer

  (Principal Financial and Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been,  signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By        /S/GEORGE W. EDWARDS, JR.


-----------------------------------------------------------------

                                                               March 24,1998

             George W. Edwards, Jr.

       Chairman of the Board of Directors

                  and Director




By         /S/RICHARD K. SCHMIDT
  -----------------------------------------------------

                                                              March 24,1998
               Richard K. Schmidt

       President, Chief Executive Officer

                  and Director



By            /S/JACK E. MCGREGOR
  -----------------------------------------------------

                                                             March 24, 1998

                Jack E. McGregor

                    Director



By           /S/GEOFFREY ETHERINGTON
  -----------------------------------------------------

                                                             March 24, 1998
              Geoffrey Etherington

                    Director


By           /S/JANET D. GREENWOOD
  ----------------------------------------------------

                                                            March 24, 1998
               Janet D. Greenwood

                    Director



By             /S/DONALD M. HALSTED, JR.
  ----------------------------------------------------

                                                            March 24, 1998

             Donald M. Halsted, Jr.

                    Director



By             /S/EDGAR G. HOTARD
  -----------------------------------------------------

                                                            March 24, 1998
                 Edgar G. Hotard

                    Director


By           /S/G. JACKSON RATCLIFFE
  ------------------------------------------------------

                                                          March 24, 1998

              G. Jackson Ratcliffe

                    Director


By             /S/JOHN A. URQUHART
  --------------------------------------------------------

                                                         March 24, 1998


                John A. Urquhart

                    Director


                                 EXHIBIT 21(a)

                                -------------

                        Subsidiaries of the Registrant

                        -----------------------------



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




                                 EXHIBIT 23(A)

                                 -------------

                      Consent of Independent Accountants

                      -----------------------------------

We hereby consent to the incorporation by reference in the Registration

Statement of Form S-3 (No. 33-52973) and in the Registration Statement on Form

S-8 (No. 33-53473) and the related prospectus of Aquarion Company of our report dated January 28, 1998, appearing on Page 29 of the Annual Report to

Shareholders, which is incorporated by reference in the Annual Report on Form

10-K.







Price Waterhouse LLP

New York, New York

March 24, 1998

