Form 10-Q
period 1998-03-31
AQUARION CO
filed 1998-05-14
CIK 49423

Form 10-Q

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

     (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

     SECURITIES EXCHANGE ACT OF 1934



           For the quarterly period ended   March 31, 1998

                                          ----------------

                                  OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

     SECURITIES EXCHANGE ACT OF 1934



   For the transition period from ________________ to _____________

                 Commission File Number     1-8060
                                         ------------

                            AQUARION COMPANY
                            ----------------
        (Exact name of registrant as specified in its charter)

           Delaware                           06-0852232

       -----------------                 -------------------

(State or other jurisdiction of   (I.R.S. Employer Identificatin No.)

 incorporation or organization)



835 Main Street, Bridgeport, Connecticut               06604-4995

----------------------------------------------        --------------

(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including ara code:  (203) 335-2333
                                                   -----------------

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

Indicate  the  number  of  shares  outstanding of each of the issuer's classes of common stock as of May 7, 1998:



          Common Stock

     No Par Value (Stated Value: $1)        7,410,478

   ---------------------------------  -------------------------

          Class                           Number of Shares

PART I.   FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements



                   AQUARION COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

                               UNAUDITED



                                        Three Months Ended March 31,
                                        -----------------------------

                                                 1998        1997
                                                -------    ---------
                                          (In thousands, except share data)

Operating revenues                              $25,383    $23,389
                                                -------    -------
Costs and expenses:

Operating                                         7,471      6,134

General and administrative                        3,853      4,120

Depreciation                                      3,525      2,979

Interest expense                                  2,686      2,876

Taxes other than income taxes                     2,532      3,230
                                                -------    -------

     Total costs and expenses                    20,067     19,339
                                                -------    -------

                                                  5,316      4,050

Allowance for funds used during construction         47        237
                                                -------    -------

Income before income taxes                        5,363      4,287

Income taxes                                      2,328      1,899
                                                -------    -------

          Net income                             $3,035     $2,388
                                                =======    =======

Basic earnings per share                          $0.41      $0.34
                                                =======    =======

Weighted average common shares outstanding    7,366,282  7,036,623
                                              =========  =========

Diluted earnings per share                        $0.40      $0.33
                                              =========  =========

Weighted average common shares outstanding    7,544,496  7,131,191
                                              =========  =========

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                   AQUARION COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                               UNAUDITED



                                     Three Months Ended March 31,
                                     ----------------------------

                                          1998      1997
                                         ------    ------

                                       (In thousands, except share data)

Beginning of period                      $19,624   $16,324

Net income                                 3,035     2,388
                                         -------   -------

                                          22,659    18,712

Deduct:   Cash dividends declared on
          common stock, $.41 per
          share and $.405 per share
          for 1st quarter 1998 and
          1997, respectively               3,031     2,860
                                         -------   -------

End of period                            $19,628   $15,852
                                         =======   =======


The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                   AQUARION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS




                                       March 31,       December 31,

                                          1998              1997
                                      ------------     ------------
                                       (Unaudited)

                                             (In thousands)

Property, plant and equipment             $485,635        $481,833

Less:  accumulated depreciation            145,672         142,125
                                          --------        --------

       Net property, plant and equipment   339,963         339,708
                                          --------        --------

Current assets:

Cash and cash equivalents                      413             851
                                          --------        --------

Accounts receivable from customers          11,372          10,789

Less: allowance for doubtful accounts        1,902           1,782
                                          --------        --------

                                             9,470           9,007

Accrued revenues                             9,166          10,411

Inventories                                  3,989           3,740

Prepaid expenses                            12,095          10,980

Other current assets                         6,130           6,443
                                          --------        --------

     Total current assets                   41,263          41,432
                                          --------        --------

Prepaid taxes                               12,354          12,354

Recoverable income taxes                    41,766          41,741

Other assets                                18,787          19,774
                                          --------        --------

                                          $454,133        $455,009
                                          ========        ========

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                   AQUARION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS


                                        March 31,  December 31,

                                           1998        1997
                                        ---------  ------------

                                       (Unaudited)

                                      (In thousands, except share data)


Shareholders' equity:

Preferred stock, no par value, authorized
     2,500,000 shares not to exceed
     aggregate value of $25,000,000,
     issuable in series-none issued       $      -    $      -

 Common stock, stated value: $1
     Authorized-16,000,000 shares
     Issued-7,393,329  shares in 1998
     and 7,330,721 shares in 1997            7,393       7,331

Capital in excess of stated value          108,676     107,004

Retained earnings                           19,628      19,624

Less:     minimum pension liability
          adjustment                            81          97
                                          --------    --------

     Total shareholders' equity            135,616     133,862
                                          --------    --------

Long-term debt and other obligations       141,380     151,380
                                          --------    --------
Current liabilities

Short-term borrowings, unsecured             8,000       9,000

Current maturities of long-term debt        15,000       5,000

Accounts payable and accrued liabilities    12,135      15,592

Dividends payable                            3,031       3,005

Accrued interest                             2,548       3,011

Taxes other than income taxes                  788         755

Income taxes                                 3,102       2,018
                                          --------    --------

     Total current liabilities              44,604      38,381
                                          --------    --------

Advances for construction                   24,564      24,263

Contributions in aid of construction        30,995      30,951

Deferred land sale gains                       412         384

Accrued postretirement benefit cost          5,075       4,664

Recoverable income taxes                     6,067       6,052

Deferred taxes                              65,420      65,072
                                          --------    --------

                                          $454,133    $455,009
                                          ========    ========

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                   AQUARION COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                               UNAUDITED



                                          Three Months Ended March 31,
                                          ----------------------------

                                                1998       1997
                                               ------     ------

                                                 (In thousands)


Cash flows from operating activities:

     Net income                              $  3,035    $  2,388

     Adjustments reconciling net income
          to net cash provided by
          operating activities:

     Depreciation and amortization              3,719       3,241

     Allowance for funds used during
       construction                               (47)       (237)

     Provision for losses on accounts
       receivable                                  90          88

     Deferred and prepaid income taxes, net       337      (4,686)

     Proceeds from sale of surplus land,
       net of gains                               964         (25)

Change in assets and liabilities (Note 3)      (3,424)      5,666
                                              -------     -------

     Net cash provided by operating activities  4,674       6,435
                                              -------     -------

Cash flows from investing activities:


     Capital additions, excluding an
      allowance for funds used during
      construction                             (3,499)     (6,010)

     Advances and contributions in aid of
      construction                                425         481

     Refunds on advances for construction         (80)        (57)

     Proceeds from disposition of subsidiary        -       7,616

     Other investing activities                   330        (154)
                                              -------     -------

          Net cash (used in) provided by
           investing activities                (2,824)      1,876

Cash flows from financing activities:

     Net repayments of short-term
      borrowings                               (1,000)     (8,300)

     Proceeds from the issuance of common
      stock, net                                1,734         893

     Proceeds from the issuance of long-
      term debt                                     -       4,892

     Common dividends paid                     (3,005)     (2,843)

     Bond finance charges                         (17)       (246)
                                              -------     -------

          Net cash used in financing
           activities                          (2,288)     (5,604)
                                              -------     -------

Net (decrease) increase in cash and cash
equivalents                                      (438)      2,707

Cash and cash equivalents, beginning of
period                                            851         470
                                             --------    --------

Cash and cash equivalents, end of period     $    413    $  3,177
                                             ========    ========

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                           AQUARION COMPANY
                           ----------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                               UNAUDITED
                               ---------

     Aquarion  Company  (Aquarion)  is  a  holding  company  whose subsidiaries  are  engaged in the regulated utility business of public water  supply  and  various nonutility businesses.  Aquarion's utility subsidiaries, BHC Company (BHC) which consists of an Eastern division,

formerly   Bridgeport  Hydraulic  Company,  and  a  Western  division,

formerly   Stamford  Water  Company,  New  Canaan  Water  Company  and

Ridgefield  Water  Supply  Company, and Sea Cliff Water Company (SCWC)

(collectively,  the Utilities) collect, treat and distribute water for residential,  commercial  and industrial customers, to other utilities for  resale  and  for  private  and  municipal  fire  protection.  The

Utilities  provide  water  to  customers  in  31  communities  with  a population  of  approximately  500,000  people in Connecticut and Long

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

Connecticut  and  New  York  agencies,  including  the  Connecticut

Department  of  Public  Utility Control (DPUC) and the New York Public

Service  Commission  (PSC).   The Company conducts a timber processing

business,  Timco,  Inc.  (Timco),  owns a real estate subsidiary, Main

Street  South  Corporation  (MSSC)  and  provides  utility  management services through Aquarion Management Services, Inc. (AMS).



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

Company's Annual Report on Form 10-K for the year ended December 31,

1997.



     In February 1997, the Financial Accounting Standards Board (FASB)

issued SFAS No. 128, "Earnings per Share" (SFAS 128), which

establishes new standards for computing and presenting basic and diluted earnings per share.  The Company has adopted SFAS 128 effective for financial statements issued for periods ending after

December 15, 1997.

     In June 1997, the FASB issued SFAS No. 130, "Reporting

Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components, such as minimum pension liability, in a full set of general-purpose financial statements.  This statement is effective for fiscal years beginning after December 15, 1997.  Adoption of this statement did not have a significant impact on the Company financial statements.



     In June 1997, the FASB issued SFAS No. 131, "Disclosures about

Segments of an Enterprise and Related Information," which establishes standards for the method of  reporting information about operating segments in annual financial statements and in interim reports issued to shareholders.  This statement is effective for fiscal years beginning after December 15, 1997.  In the initial year of

application, this statement does not apply to interim financial statements.  The Company does not expect adoption of this statement to have a significant impact on its disclosures of segment related information.



NOTE 2 - INVENTORY

------------------


                                March 31,   December 31,

                                  1998          1997
                               -----------  -------------

                               (Unaudited)


Lumber and logs                    $2,881        $2,561


Materials and supplies              1,108         1,179
                                   ------        ------

                                   $3,989        $3,740
                                   ======        ======


NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF CASH
--------------------------------------------------------------------

FLOWS
-----



     Changes in assets and liabilities for the three-month period ended March 31, are set forth below (in thousands):



                                               1998      1997
                                             -------    ------

                                                 (Unaudited)


    Decrease in accounts receivable          $   692   $ 1,175

    Increase in inventory                       (249)     (489)

    Increase in prepayments                   (1,115)   (1,526)

    Decrease in other current assets             313     7,737

    Decrease in accounts payable and
    accrued liabilities                       (3,457)     (580)

    Increase (decrease) in interest and
    taxes payable                                654    (1,380)

    Net changes in other noncurrent
    balance sheet items                         (262)      729
                                             -------   -------
                                             $(3,424)  $ 5,666
                                             -------   -------

    Supplemental cash flow information:

      Cash paid for:

         Interest                            $ 3,092   $ 3,047

         Income taxes                        $   875   $   700


NOTE 4 - SALE AND DISCONTINUED OPERATIONS

-----------------------------------------



     On March 25, 1997, the Company executed the stock purchase agreement, effective December 31, 1996, completing the stock sale of

Industrial and Environmental Analysts, Inc. (IEA), its environmental testing laboratory business for approximately $10,000,000.

Accordingly, IEA's results were recorded as a discontinued operation for the year ended December 31, 1996.  For the period January 1, 1997 through March 25, 1997, operating revenues from discontinued

operations were approximately $4,984,000 and the pre-tax operating loss was approximately $86,000.  Losses for the period from January 1,

1997 through March 25, 1997 were fully reimbursed by the purchaser in conjunction with the terms of the stock purchase agreement.



NOTE 5 - RATE MATTERS

---------------------



Rates.  On March 16, 1998, BHC's Western division filed an application with the DPUC for a 4.1 percent water service rate increase designed to provide a $620,000 increase in annual water service revenues.



     On July 31, 1997, BHC's Eastern Division received a decision from the DPUC approving a 12.7 percent water service rate increase, which became effective on August 1, 1997, designed to provide an $8,300,000 increase in annual water service revenues.  This increase replaced the Construction Work In Progress (CWIP) water service rate surcharge,

which was 9.49 percent prior to July 1, 1997 and resulted in a 3.2 percent marginal increase.



     BHC's Eastern and Western Divisions' rates reflect the repeal  of the Connecticut gross earnings tax for services rendered after July 1,

1997, which resulted in a 5.0 percent reduction in rates and expenses.

NOTE 6 - SALE OF SURPLUS LAND

-----------------------------



     For the first three months of 1998, the Company sold

approximately 12 acres of surplus land with proceeds totaling

$1,227,000.  Total gains, including recognition of deferred gains from prior land sales of $132,000, approximated $364,000.



     In February 1997, Aquarion and its BHC subsidiary entered into a contract to sell its 730-acre Trout Brook Valley property for approximately $14,000,000, contingent on the buyer's receipt of the required permits, from various local and state agencies to develop the property.  The buyer has applied for the necessary project permits.

Trout Brook Valley consists of 640 acres owned by BHC and 90 acres owned by Aquarion.  The sale has been approved by the DPUC and the anticipated closing date is expected to be in 1999, but could be extended because of regulatory appeals.  The Company anticipates that the after-tax gain from this transaction will be approximately

$6,000,000 over applicable amortization period.  In its decision approving the sale, the DPUC granted the company a 10-year

amortization period, which provides ratepayers with 55 percent and shareholders with 45 percent of the after-tax gain on approximately

60 percent of BHC's portion of the property.  Certain environmental groups and others have opposed the granting of the required permits and approvals.  No assurances can be given at this time that such permits and approvals will be granted.  A statutory right of first refusal provision allows various governmental and not for profit organizations to purchase the land at contract terms.  Several of these groups have expressed an interest and are attempting to raise the necessary funds.  The developer continues to negotiate with these interested parties to reach an amicable solution.



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

     MSSC presently owns a two-third share, through a joint venture of approximately 7.7 acres of real property in Shelton, Connecticut.  In

December 1997, the joint venture was formally notified of an eminent domain action undertaken on behalf of the City of Shelton, with an accompanying notice of value of approximately $95,000.  The Company does not concur with this value and plans to negotiate a higher value or appeal this notification.  Based on this notice of value, the loss to be recognized by the Company on this transaction will be

approximately $387,000.


ITEM 2.   Management's Discussion and Analysis of Financial

         --------------------------------------------------

       Condition and Results of Operations

       -----------------------------------



     Management's Discussion and Analysis of the Results of Operations

and Financial Condition contained in Aquarion's Annual Report on Form

10-K for the year ended December 31, 1997 should be read in

conjunction with the comments below.



Capital Resources and Liquidity

-------------------------------



  Capital Expenditures

  --------------------



     The Company invested $3,499,000 in property, plant and equipment in the first three months of 1998, compared with $6,010,000 for the same 1997 period.  The Utilities accounted for approximately

$3,149,000 of plant additions during the current three month period.

Management estimates that capital expenditures will total $18,000,000 in 1998, of which approximately $17,000,000 will be for water utility construction programs.



  Financing Activities

  --------------------



     The Company's capital expenditures have historically been

financed from several sources including internally generated funds,

rate relief, proceeds from debt financings, sale of common stock, and short-term borrowings under the Company's revolving credit agreements.

     The Company's has decided not to renew its unsecured revolving committed credit agreements that expire on May 10, 1998 and has negotiated with some of its lenders to establish $30,000,000 of uncommitted lines of credit to finance short-term borrowings,

thereafter.



     The percentage of capital expenditures financed by net cash from operating activities was 100 percent for the three months ended March

31, 1998 and 1997, respectively.  (See "Consolidated Financial

Statements-Consolidated Statements of Cash Flows.")  The Company also obtained funds of $788,000 from issuances of Common Stock under its

Dividend Reinvestment and Common Stock Purchase Plan for the three months ended March 31, 1998.  The Utilities also received $425,000 from advances and contributions in aid of construction from developers and customers for the three months ended March 31, 1998.



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

Results of Operations for the three months

-------------------------------------------

ended March 31, 1998 and 1997

-----------------------------




     Net income for the three months ended March 31, 1998 was

$3,035,000 compared with $2,388,000 for the same 1997 period.

Operating results during the first three months of 1998 are higher due to increased land sales and improved results from Company's Utility

Operations.



     Operating revenues for the first three months of 1998 increased

$1,994,000 from the comparable 1997 period.  This increase was primarily attributable to increased real estate sales of $1,184,000 and higher revenues from the Utilities of $707,000 due to rate relief granted BHC's Eastern Division effective August 1, 1997.  This increase in water service rates was partially offset by the reduction in rates associated with the repeal of the Connecticut gross earnings tax.



     Operating expenses for the first three months of 1998 increased

$1,377,000 from the comparable 1997 period which was largely attributable to higher costs associated with increased land sales of

$778,000 and increased operating expenses at the Utilities of $501,000 which was primarily due to costs associated with the Warner Water

Treatment Plant.



     General and administrative expenses for the first three months of

1998 decreased $267,000 from the comparable 1997 period.  Expenses from the Utilities decreased $228,000 due primarily to a higher pension credit as well as lower healthcare costs.



     Depreciation expense for the first three months of 1998 was

$546,000 higher than the 1997 comparable period due to the Warner

Water Treatment Plant  being placed into service on July 1, 1997.



     Interest expense for the first three months of 1998 was $190,000 lower than the 1997 comparable period due to reduced debt in 1998.



     Taxes other than income taxes for the first three months of 1998 decreased $698,000 over the comparable 1997 period due primarily to the repeal of the Connecticut gross earnings tax.

     Income taxes for the three months of 1998 were $429,000 higher than the comparable 1997 period due to higher taxable income in 1998.



Significant changes in balance sheet accounts

----------------------------------------------

for the three months ended March 31, 1998

-----------------------------------------



    The increase of $1,115,000 in prepaid expenses is largely the result of prepaid property taxes that were paid in January 1998 and will be expensed over the first half of the year as well as an increase in the net pension credit.



                     PART II.    OTHER INFORMATION

                    ------------------------------



ITEM 1. - LEGAL PROCEEDINGS

----------------------------





All legal proceedings have previously been reported on the Annual

Report on Form 10-K in Part I, Item 3 for the year ended December 31,

1997.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

------------------------------------------------------------



     At the Annual Meeting of Shareholders of the Company held on

April 29, 1998, three directors were elected to a three-year term.

The shareholders elected Geoffrey Etherington with 5,955,903 affirmative votes cast and 89,205 withheld, Edgar G. Hotard with

5,954,512 affirmative votes cast and 90,596 withheld and Jack E.

McGregor with 5,949,804 votes cast and 95,304 withheld.



     Shareholders ratified the selection of Price Waterhouse LLP as independent accountants for 1998 with 5,980,854 affirmative votes cast, 27,958 negative votes and 36,296 abstentions.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

-----------------------------------------



     a)   Exhibits



          3(a)   Restated Certificate of Incorporation of Aquarion

                 Company

          3(b)   Amended and Restated By-laws of Aquarion Company

          4(a)   Certificate of Designation of Series A Junior

                 Participating Preferred Stock of Aquarion Company

          4(b)   Certificate of Designation of $5.50 Convertible

                 Preferred Stock of Aquarion Company



          27(a)  Financial Data Schedule for the quarter ended

                 March 31, 1998

          27(b)  Restated Financial Data Schedule for years ended

                 December 31, 1997, 1996 and 1995

          27(c)  Restated Financial Data Schedule for quarters 1, 2

                 and 3 of 1997

          27(d)  Restated Financial Data Schedule for quarters 1, 2

                 and 3 of 1996



     (b)  The Company did not file a report on Form 8-K for the three months ended March 31, 1998.

                               SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   AQUARION COMPANY




Date:   May 14, 1998               By    /s/JANET M. HANSEN

       --------------------            -------------------------------

                                           Janet M. Hansen

                                      Executive Vice President

                                     Chief Financial Officer and

                                              Treasurer

                                  -16