Form 10-Q
period 1998-06-30
AQUARION CO
filed 1998-08-12
CIK 49423

Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



      (Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934



               For the quarterly period ended   June 30, 1998

                                              -----------------

                                      OR


(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934



       For the transition period from ________________ to _____________



                     Commission File Number     1-8060
                                            -------------

                                AQUARION COMPANY
                               -----------------

            (Exact name of registrant as specified in its charter)



         Delaware                                 06-0852232
 ------------------------                 ---------------------------

(State or other jurisdiction of        (I.R.S. Employer Identification No.)

 incorporation or organization)



      835 Main Street, Bridgeport, Connecticut         06604-4995
      ----------------------------------------       --------------

      (Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code:   (203) 335-2333
                                                     ----------------

----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)



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



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 7, 1998:



                 Common Stock

        No Par Value (Stated Value: $1)                 7,446,785
       ---------------------------------           ------------------

                     Class                          Number of Shares

PART I.     FINANCIAL INFORMATION


Item 1.     Consolidated Financial Statements
            _________________________________



                       AQUARION COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                   UNAUDITED

                                                              Quarter Ended June 30,         Six Months Ended June 30,
                                                              ----------------------         -------------------------

                                                               1998            1997             1998          1997
                                                              ------          ------           ------        ------

                                                                      (In thousands, except share data)

Operating revenues                                            $26,827         $26,522          $52,210       $49,911
                                                              -------         -------          -------       -------
Costs and expenses:

Operating                                                       7,214           7,415           14,685        13,549

General and administrative                                      3,734           3,892            7,587         8,012

Depreciation                                                    3,543           2,959            7,068         5,938

Interest expense                                                2,658           2,936            5,344         5,812

Taxes other than income taxes                                   2,411           3,189            4,943         6,419
                                                              -------         -------          -------       -------

         Total costs and expenses                              19,560          20,391           39,627        39,730
                                                              -------         -------          -------       -------

                                                                7,267           6,131           12,583        10,181

Allowance for funds used during construction                       42             214               89           451
                                                              -------         -------          -------       -------

Income before income taxes                                      7,309           6,345           12,672        10,632

Income taxes                                                    3,301           2,809            5,629         4,708
                                                              -------         -------          -------       -------

         Net income                                            $4,008          $3,536           $7,043        $5,924
                                                              =======         =======          =======       =======

Basic earnings per share                                        $0.54           $0.50            $0.95         $0.84
                                                              =======         =======          =======       =======

Weighted average common shares outstanding                  7,408,374       7,094,729        7,387,445     7,065,837
                                                            =========       =========        =========     =========

Diluted earnings per share                                      $0.53           $0.49            $0.93        $0.83
                                                            =========       =========        =========     ========

Weighted average common shares outstanding                  7,579,111       7,166,573        7,558,181     7,137,681
                                                            =========       =========        =========     =========



The accompanying notes are an integral part of these consolidated financial statements.

                             AQUARION COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                         UNAUDITED

                                                Quarter Ended June 30,          Six Months Ended June 30,
                                                ----------------------          -------------------------

                                                  1998           1997              1998          1997
                                                 ------         ------            ------        ------

                                                          (In thousands, except share data)


Beginning of period                              $19,628        $15,852           $19,624       $16,324

Net Income                                         4,008          3,536             7,043         5,924
                                                 -------        -------           -------       -------

                                                  23,636         19,388            26,667        22,248

Deduct:  Cash dividends declared on

         common stock, $.41 per share for

         each of the 1st and 2nd quarters

         1998 and $.405 per share for

         each of the 1st and 2nd quarters

         1997                                      3,050          2,897             6,081         5,757
                                                 -------        -------           -------       -------

End of period                                    $20,586        $16,491           $20,586       $16,491
                                                 =======        =======           =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                             AQUARION COMPANY AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                              June 30,  December 31,

                                                1998        1997
                                             ---------  ------------

                                            (Unaudited)

                                                 (In thousands)


Property, plant and equipment                  $491,099     $481,833

Less: accumulated depreciation                  149,037      142,125
                                               --------     --------

      Net property, plant and equipment         342,062      339,708
                                               ========     ========


Current assets:

Cash and cash equivalents                           334          851
                                               --------     --------

Accounts receivable from customers               10,835       10,789

Less: allowance for doubtful accounts             2,037        1,782
                                               --------     --------

                                                  8,798        9,007

Accrued revenues                                 10,510       10,411

Inventories                                       4,018        3,740

Prepaid expenses                                 11,174       10,980

Other current assets                              6,398        6,443
                                               --------     --------

      Total current assets                       41,232       41,432
                                               --------     --------

Prepaid taxes                                    12,354       12,354

Recoverable income taxes                         41,766       41,741

Other assets                                     18,890       19,774
                                               --------     --------

                                               $456,304     $455,009
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

                             AQUARION COMPANY AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                                      June 30,         December 31,

                                                                        1998              1997
                                                                     ---------         ------------

                                                                      (Unaudited)

                                                                   (In thousands, except share data)


Shareholders' equity:

Preferred stock, no par value, authorized

         2,500,000 shares not to exceed aggregate value of

         $25,000,000, issuable in series-none issued                   $        -         $        -



Common stock, stated value: $1

         Authorized-16,000,000 shares

         Issued-7,427,073 shares in 1998 and 7,330,721 shares

         in 1997                                                            7,427              7,331



Capital in excess of stated value                                         109,665            107,004

Retained earnings                                                          20,586             19,624

Less:    minimum pension liability adjustment                                  81                 97

                                                                         --------           --------

         Total shareholders' equity                                       137,597            133,862
                                                                         --------           --------

Long-term debt and other obligations                                      141,380            151,380
                                                                         --------           --------

Current liabilities

Short-term borrowings, unsecured                                            6,100              9,000

Current maturities of long-term debt                                       15,000              5,000

Accounts payable and accrued liabilities                                   13,754             15,592

Dividends payable                                                           3,044              3,005

Accrued interest                                                            3,033              3,011

Taxes other than income taxes                                                 848                755

Income taxes                                                                1,816              2,018
                                                                        ---------           --------

         Total current liabilities                                         43,595             38,381
                                                                        ---------           --------

Advances for construction                                                  25,065             24,263

Contributions in aid of construction                                       31,044             30,951

Deferred land sale gains                                                      413                384

Accrued postretirement benefit cost                                         5,361              4,664

Recoverable income taxes                                                    6,067              6,052

Deferred taxes                                                             65,782             65,072
                                                                         --------           --------
                                                                         $456,304           $455,009
                                                                         ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                             AQUARION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         UNAUDITED


<CAPTION)
                                                        Six Months Ended June 30,
                                                        -------------------------
                                                              1998       1997
                                                             ------     ------

                                                              (In thousands)


Cash flows from operating activities:

   Net income                                               $7,043     $ 5,924

Adjustments reconciling net income to net cash provided

   by operating activities:

   Depreciation and amortization                             7,426       6,380

   Allowance for funds used during construction                (89)       (451)

   Provision for losses on accounts receivable                 221         175

   Deferred and prepaid income taxes, net                      700      (4,743)

   Proceeds from sale of surplus land, net of gains          1,457         164

Change in assets and liabilities (Note 3)                   (3,128)      5,979
                                                           -------     -------

   Net cash provided by operating activities                13,630      13,428
                                                           -------     -------


Cash flows from investing activities:

   Capital additions, excluding an allowance for funds

   used during construction                                 (9,251)    (12,761)

   Advances and contributions in aid of construction         1,130       1,464

   Refunds on advances for construction                       (235)       (190)

   Proceeds from disposition of subsidiary                       -       8,565

   Other investing activities                                  394        (208)
                                                           -------     -------

      Net cash used in investing activities                 (7,962)     (3,130)
                                                           -------     -------

Cash flows from financing activities:

   Principal payments in short-term borrowings              (2,900)          -

   Net proceeds from short-term borrowings                       -       1,200

   Proceeds from the issuance of common stock, net           2,757       1,607

   Principal payments on long-term debt                          -     (15,000)

   Proceeds from the issuance of long-term debt                  -       7,893

   Common dividends paid                                    (6,042)     (5,703)

   Bond finance charges                                          -        (281)
                                                            ------     -------
      Net cash used in financing activities                 (6,185)    (10,284)
                                                            ------     -------

Net (decrease) increase in cash and cash equivalents          (517)         14

Cash and cash equivalents, beginning of period                 851         470
                                                            ------     -------

Cash and cash equivalents, end of period                    $  334     $   484
                                                            ======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                                     AQUARION COMPANY
                                     -----------------


                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        ------------------------------------------

                                         UNAUDITED
                                         ---------


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

Stamford Water Company, New Canaan Water Company and Ridgefield Water Supply

Company, and Sea Cliff Water Company (SCWC) (collectively, the Utilities),

collect, treat and distribute water for residential, commercial and industrial customers, for other utilities for resale and for private and municipal fire protection.  The Utilities provide water to customers in 30 communities with a population of approximately 500,000 people in Connecticut and Long Island, New

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

Inc. (Timco), owns a real estate subsidiary, Main Street South Corporation

(MSSC) and provides utility management services through Aquarion Management

Services, Inc. (AMS).





NOTE 1 - BASIS OF PRESENTATION
------------------------------



      The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of

Regulation S-X and, as applied in the case of rate-regulated public utilities,

comply with the Uniform System of Accounts and ratemaking practices prescribed by the Company's regulating authorities.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management,

all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations are not necessarily indicative of the results of operations for the calendar year.  Water consumption is less in the first quarter of the year

than during the warmer months.    Other factors affecting the comparability of

various accounting periods include the timing of rate increases granted the

Utilities and the timing and magnitude of property sales.  The consolidated financial information contained herein should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the

Company's 1997 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.



      In February 1997, the Financial Accounting Standards Board (FASB) issued

SFAS No. 128, "Earnings Per Share" (SFAS 128), which establishes new standards for computing and presenting earnings per share.  SFAS 128 is effective for financial statements issued for
periods ending after December 15, 1997.  Adoption of SFAS 128 did not materially affect the financial statements for the quarter and six months ended June 30, 1998.



      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive

Income", which establishes standards for reporting and display of comprehensive income and its components, such as minimum pension liability, in a full set of general-purpose financial statements.  This statement is effective for fiscal years beginning after December 15, 1997.  Adoption of this statement did not have a significant impact on the Company's financial

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

1997, although quarterly disclosure is not required until the first quarter of

1999.  The Company does not expect adoption of this statement to have a significant impact on future disclosures of segment related information.



      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative

Instruments and Hedging Activities," which establishes a new model for accounting for derivative and hedging activities and supersedes and amends a number of existing standards.  SFAS 133 is effective for fiscal years beginning after June 15, 1999.  Upon initial application, all derivatives are required  to be recognized in the statement of financial position as either assets or liabilities and measured at fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS 133.  The Company does not expect adoption of this statement to have a significant impact on its financial position or results of operations.



NOTE 2 - INVENTORY
------------------

                                      June 30,      December 31,

                                        1998            1997
                                     ----------     ------------
                                     (Unaudited)


Lumber and logs                         $2,928         $2,561

Materials and supplies                   1,090          1,179
                                        ------         ------

                                        $4,018         $3,740
                                        ======         ======

NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------


      Changes in assets and liabilities and supplemental cash flow information for the six-month period ended June 30, are set forth below (in thousands):


<CAPTION)
                                                         1998       1997
                                                       --------   --------

                                                           (Unaudited)


Changes in assets and liabilities:

Increase in accounts receivable                        $  (111)   $(1,659)

Increase in inventory                                     (278)      (957)

Increase in prepayments                                   (194)      (763)

Decrease in other current assets                            45      7,482

(Decrease) increase in accounts payable and accrued

liabilities                                             (1,838)       274

Decrease in interest and taxes payable                     (87)      (554)

Net changes in other noncurrent balance sheet items       (665)     2,156
                                                       -------    -------

                                                       $(3,128)   $ 5,979
                                                       =======    =======

Supplemental cash flow information:

   Cash paid for:

      Interest                                         $ 5,214    $ 5,140

      Income taxes                                     $ 5,045    $ 3,350


NOTE 4 - SALE AND DISCONTINUED OPERATIONS
-----------------------------------------



   On March 25, 1997, the Company executed a stock purchase agreement,

effective December 31, 1996, completing the stock sale of Industrial and

Environmental Analysts, Inc. (IEA), its environmental testing laboratory business, for approximately $10,000,000.  Accordingly, IEA's results were recorded as a discontinued operation for the year ended December 31, 1996.

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

$620,000 increase in annual water service revenues.  It is anticipated that the new rates, if approved, will become effective in the fourth quarter of

1998.

   On July 31, 1997, BHC's Eastern Division received a decision from the DPUC approving a 12.7 percent water service rate increase, which became effective on August 1, 1997, designed to provide an $8,300,000 increase in annual water service revenues.  This increase replaced the Construction Work In Progress water service rate surcharge, which was 9.49 percent prior to July 1, 1997,

and resulted in a 3.2 percent marginal increase.



   BHC's Eastern and Western Divisions' rates reflect the repeal  of the

Connecticut gross earnings tax for services rendered after July 1, 1997, which resulted in a 5.0 percent reduction in rates and expenses.



NOTE 6 - SALE OF SURPLUS LAND
-----------------------------


   For the first six months of 1998, the Company sold approximately 20 acres of surplus land with proceeds totaling $2,023,000.  Total gains, including recognition of deferred gains from prior land sales of $65,000, approximated

$608,000.



   In June 1998, the Aspetuck Land Trust, a non-profit land preservation organization, exercised a statutory right of first refusal allowing it to purchase, at the original contract terms, the 640 acre portion of the Trout

Brook Valley property owned by BHC for approximately $12,400,000.  Connecticut statutes afford the buyer fifteen months to close, or until September 8, 1999.

Prior to this exercise, in February 1997, Aquarion and its BHC subsidiary had entered into a contract to sell the entire Trout Brook Valley property for approximately $14,000,000 to a private developer. The Trout Brook Valley property consists of 640 acres owned by BHC and 90 acres owned by Aquarion,

which will not be purchased by the Aspetuck Land Trust.  The sale has been approved by the DPUC.  The Company anticipates that the after-tax gain from the current sale will be approximately $6,000,000, to be recognized over an applicable amortization period.  In its decision approving the original sale,

the DPUC granted the company a 10-year amortization period, which provides ratepayers with 55 percent and shareholders with 45 percent of the after-tax gain on approximately 60 percent of BHC's portion of the property.  Due to the change in purchaser and its intended use of the property as open space, the

Company is considering filing an amended application with the DPUC seeking a shorter amortization period.

   In July 1998, the Company entered into a contract with the City of Shelton,

Connecticut to sell six parcels of land located in Shelton for approximately

$7,000,000.  The purchase is contingent upon regulatory and Board approvals.

The anticipated closing date is expected to be in late 1998 or early 1999.

The Company anticipates that the after-tax gain from this transaction will be approximately $4,500,000, to be recognized over an applicable amortization period, assuming similar treatment is allowed by the DPUC as in the past with regard to the sharing of proceeds between the shareholders and the ratepayers.

The Company will receive a tax deduction for a charitable contribution based on the difference between the sale price and the fair market value of the property.  No assurances can be given at this time that the required contingencies will be satisfied and the sale closed.



   MSSC owns a two-third's share, through a joint venture, of approximately

7.7 acres of real property in Shelton, Connecticut.  In December 1997, the joint venture was formally notified of an eminent domain action undertaken on behalf of the City of Shelton, with an accompanying notice of value of approximately $95,000.  The Company does not agree with this value and has initiated an appeal process to obtain a higher value for this property.  Based on this notice of value, the loss to be recognized by the Company on this transaction would be approximately $387,000.



NOTE 7 - EARNINGS PER SHARE
---------------------------



   In accordance with SFAS 128, the following table presents the calculation of the basic and diluted earnings per share computations for the quarter and six months ended June 30, 1998 and  1997, respectively.



                                                              Income             Shares         Per-Share

In thousands, except per share data                         (Numerator)      (Denominator)        Amount
                                                          --------------     -------------      ---------

For the quarter ended June 30, 1998

Basic earnings per share


    Net income                                            $        4,008            7,408      $       0.54
                                                                                               ============
    Effect of dilutive stock options                                   -              171
                                                          ---------------           -----

Diluted earnings per share

    Net income giving effect to dilutive stock options    $        4,008            7,579      $       0.53
                                                          ==============            =====      ============

For the quarter ended June 30, 1997

Basic earnings per share

    Net income                                            $        3,536            7,095      $       0.50
                                                                                               ============

    Effect of dilutive stock options                                   -               72
                                                          --------------            -----
Diluted earnings per share

    Net income giving effect to dilutive stock options    $        3,536            7,167      $       0.49
                                                          ==============            =====      ============

For the six months ended June 30, 1998

Basic earnings per share

    Net income                                            $        7,043            7,387      $       0.95
                                                                                               ============

    Effect of dilutive stock options                                   -              171
                                                          ---------------           -----

Diluted earnings per share

    Net income giving effect to dilutive stock options    $        7,043            7,558      $      0.93
                                                          ==============            =====      ===========

For the six months ended June 30, 1997

Basic earnings per share

    Net income                                            $        5,924            7,066      $       0.84
                                                                                               ============

    Effect of dilutive stock options                                   -               72
                                                          --------------            -----
Diluted earnings per share

    Net income giving effect to dilutive stock options    $        5,924            7,138      $      0.83
                                                          ==============            =====      ===========



Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------

            Condition and Results of Operations
            -----------------------------------



      Management's Discussion and Analysis of the Financial Condition and

Results of Operations and Financial Condition contained in Aquarion's 1997

Annual Report to Shareholders
and incorporated by reference in Aquarion's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the discussion below.



Capital Resources and Liquidity
-------------------------------



  Capital Expenditures
  ---------------------


      The Company invested $9,251,000 in property, plant and equipment in the first six months of 1998, compared with $12,761,000 for the same 1997 period.

The 1997 period includes $4,700,000 related to the Warner Water Treatment

Plant, which was placed in service on July 1, 1997.  The Utilities accounted for approximately $8,600,000 of plant additions during the current six month period.  Management estimates that capital expenditures will total $18,000,000 in 1998, of which approximately $17,000,000 will be for water utility construction programs.



  Financing Activities
  --------------------



      The Company's capital expenditures have historically been financed from several sources including internally generated funds, rate relief, proceeds from debt financings, sales of common stock, and short-term borrowings under the Company's revolving credit agreements.



      Due to its declining capital requirements, the Company did not renew its unsecured revolving committed credit agreements which expired on May 10, 1998 and has negotiated with some of its lenders to establish $40,000,000 of uncommitted lines of credit to finance short-term borrowings.



      The percentage of capital expenditures financed by net cash from operating activities was 100 percent for the six months ended June 30, 1998 and 1997.  In addition, the Company obtained funds of $1,648,000 from issuances of Common Stock under its Dividend Reinvestment and Common Stock

Purchase Plan for the six months ended June 30, 1998.  The Company also obtained funds of $1,083,000 from stock options exercised for the six months ended June 30, 1998.  The Utilities also received $1,130,000 from advances and contributions in aid of construction from developers and customers for the six months ended June 30, 1998.

      On February 3, 1997, BHC converted the interest rate on its $30,000,000 unsecured note, issued in 1995 in consideration for a loan of the proceeds from the issuance by the Connecticut Development Authority of an equal amount of tax-exempt Water Facilities Revenue Bonds, from a variable rate to a fixed rate of 6.15 percent, for a term of 38 years.



  Future Financing Requirements
  ------------------------------


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



  Year 2000 Compliance
  --------------------


      The Company established a Year 2000 task force which has determined that our core business applications are compliant based on vendor's written compliance statements.  Testing for these systems is expected to be completed by December 1998.  Several ancillary systems were identified as non-compliant and had already been scheduled for replacement by December, 1998.



      In addition, other critical computerized operations, including treatment plant automation systems, have been inventoried by Company personnel who are currently assessing our risk and will make a report to senior management by year end.  The Company is currently interviewing outside consultants to review it's Year 2000 compliance and contingency plan and make any necessary recommendations, which are expected by year end.  Interfaces used to exchange information with outside vendors will also be tested to ensure compliance.

This testing is expected to be completed in 1999.



      In accordance with its accounting policies, the Company capitalizes software and computer equipment costs and expenses maintenance costs.  It is not anticipated that these costs will be material or affect the Company's earnings per share. The Company cannot predict the effect on it's business of any Year 2000 problems of other entities such as suppliers, customers and service providers.



 Results of Operations for the six months and
 --------------------------------------------

 three months ended June 30, 1998 and 1997
 -----------------------------------------



      Net income for the six months ended June 30, 1998 was $7,043,000 compared with $5,924,000 for the same 1997 period.  Net income for the three months ended June 30, 1998 was $4,008,000 versus $3,536,000 for the comparable

1997 period.  Operating results during the first six months of 1998 are higher due to increased land sales and improved results from the Company's Utility operations.



      Operating revenues increased $2,299,000 and $305,000 for the six months and three months ended June 30, 1998 from the comparable 1997 periods. This increase was primarily attributable to increased real estate sales of

$1,691,000 and $507,000 for the six months and three months ended June 30,

1998, and higher revenues from the Utilities of $921,000 and $216,000 for the six months and three months ended June 30, 1998, due to rate relief granted

BHC's Eastern Division effective August 1, 1997.  This increase in water service rates was partially offset by the reduction in rates associated with the repeal of the Connecticut gross earnings tax.



      Operating expenses increased $1,136,000 for the first six months of 1998 compared to the 1997 period.  This increase was primarily attributable to higher costs associated with increased land sales of $1,019,000 and higher operating expenses at the Utilities of $517,000 associated with the Warner

Water Treatment Plant, which was placed into service on July 1, 1997.  These increases were partially offset by lower expenses from timber processing due

to a decreased sales volume.   Operating expenses decreased $201,000 for the

three months ended June 30, 1998 compared to the 1997 period due to reduced operating costs at Timco, partially offset by increased operating expenses related to increased land sales.



      General and administrative expenses decreased $425,000 and $158,000 for the six months and three months ended June 30, 1998 from the comparable 1997 periods.  Expenses from the

Utilities decreased $468,000 and $232,000, respectively, due to decreased outside services costs and a higher pension credit.



      Depreciation expense increased $1,130,000 and $584,000 for the six months and three months ended June 30, 1998 from the 1997 comparable periods due primarily to the Warner Water Treatment Plant being placed into service on

July 1, 1997.



      Interest expense for the six months and three months ended June 30, 1998 was $468,000 and $278,000 lower than the comparable 1997 periods due to reduced debt in 1998.



      Taxes other than income taxes for the six months and three months ended

June 30, 1998 decreased $1,476,000 and $778,000 from the comparable 1997 periods due primarily to the repeal of the Connecticut gross earnings tax.



      Income taxes for the six months and the three months ended June 30, 1998 were $921,000 and $492,000 higher than the comparable 1997 periods due to higher taxable income.



Forward looking information
---------------------------


      In addition to the historical information contained herein, this report contains a number of "forward-looking statements," within the meaning of the

Securities and Exchange Act of 1934.  Such statements address future events and conditions concerning capital expenditures, liquidity and capital resources, financial condition, results of operations, gains recorded from land sales and accounting matters.  Actual results in each case could differ materially from those projected in such statements.  Factors that may cause actual results to differ include, without limitation, interest rates, economic factors, weather variations, seasonality and Year 2000 issues.



Item 3.     Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------



      Not Applicable.

PART II.    OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------


      Previously reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.



Item 6.     Exhibits and Reports on Form 8-K
            ---------------------------------



      (a)   Exhibits



            27    Financial Data Schedule for the quarter ended June 30, 1998



      (b)   The Company did not file a report on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURE
                                   ---------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          AQUARION COMPANY




Date:          August 11, 1998            By       /s/JANET M. HANSEN

      ---------------------------            -------------------------------

                                                     Janet M. Hansen

                                                Executive Vice President

                                               Chief Financial Officer and

                                                        Treasurer

                                 Exhibit Index



Exhibit 1     Financial Date Schedule for the quarter ended June 30, 1998