Form 10-Q
period 1998-09-30
AQUARION CO
filed 1998-11-13
CIK 49423

Form 10-Q

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

      (Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

      EXCHANGE ACT OF 1934


             For the quarterly period ended   September 30, 1998
                                            ---------------------
                                      OR

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
                                                            --------------


------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)



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

Indicate the number of share outstanding of each of the issuer's classes of common stock as of November 9, 1998:

                 Common Stock

        No Par Value (Stated Value: $1)                 7,478,424
      ----------------------------------     ------------------------------
                     Class                          Number of Shares

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements
            ---------------------------------

                       AQUARION COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                   UNAUDITED

                                            Quarter Ended       Nine Months Ended
                                            September 30,         September 30,
                                       ---------------------   --------------------
                                         1998       1997        1998        1997
                                         ----       ----        ----        ----

                                             (In thousands, except share data)

Operating revenues                        $29,968    $29,226     $82,178     $79,137
                                        ---------  ---------   ---------   ---------
Costs and expenses:

Operating                                   7,527      7,857      22,212      21,406

General and administrative                  3,322      3,199      10,909      11,211

Depreciation                                3,532      3,247      10,600       9,185

Interest expense                            2,619      3,025       7,963       8,837

Taxes other than income taxes               2,016      1,905       6,959       8,324
                                        ---------  ---------   ---------   ---------
      Total costs and expenses             19,016     19,233      58,643      58,963
                                        ---------  ---------   ---------   ---------

                                           10,952      9,993      23,535      20,174
Allowance for funds used during

construction                                   64        237         153         688

                                        ---------  ---------   ---------   ---------
Income before income taxes                 11,016     10,230      23,688      20,862

Income taxes                                4,891      4,498      10,520       9,206
                                        ---------  ---------   ---------   ---------

         Net income                       $ 6,125    $ 5,732     $13,168     $11,656
                                        =========  =========   =========   =========

Basic earnings per share                    $0.82      $0.80       $1.78       $1.64
                                        =========  =========   =========   =========
Basic weighted average common shares

  outstanding                           7,441,638  7,171,520   7,405,701   7,101,451
                                        =========  =========   =========   =========

Diluted earnings per share                  $0.80      $0.79       $1.74       $1.62
                                        =========  =========   =========   =========
Diluted weighted average common

  shares outstanding                    7,620,938  7,243,980   7,579,212   7,173,912
                                        =========  =========   =========   =========

     The accompanying notes are an integral part of these consolidated financial statements.

                             AQUARION COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                         UNAUDITED

                                         Quarter Ended        Nine Months Ended

                                         September 30,          September 30,
                                       -------------------   ------------------

                                        1998      1997         1998      1997
                                        ----      ----         ----      ----

                                           (In thousands, except share data)

Beginning of period                     $20,586   $16,491      $19,624   $16,324

Net income                                6,125     5,732       13,168    11,656
                                        -------   -------      -------   -------
                                         26,711    22,223       32,792    27,980

Deduct: Cash dividends declared on

        common stock, $.415 per

        share for the third quarter

        1998, $.41 per share for

        all other quarters in 1998,

        $.41 per share for the

        third quarter 1997 and

        $.405 per share for

        all other quarters in 1997        3,087     2,948        9,168     8,705
                                        -------   -------      -------   -------

End of period                           $23,624   $19,275      $23,624   $19,275
                                        =======   =======      =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                             AQUARION COMPANY AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                       September 30,   December 31,

                                                           1998            1997
                                                       -------------   ------------

                                                        (Unaudited)


                                                       (In thousands)

Property, plant and equipment                             $489,358     $481,833

Less:  accumulated depreciation                            146,034      142,125
                                                          --------     --------
      Net property, plant and equipment                    343,324      339,708
                                                          --------     --------
Current assets:

Cash and cash equivalents                                      544          851
                                                          --------     --------

Accounts receivable from customers                          12,963       10,789

Less: allowance for doubtful accounts                        2,085        1,782
                                                          --------     --------
                                                            10,878        9,007

Accrued revenues                                            10,477       10,411

Inventories                                                  3,608        3,740

Prepaid expenses                                            13,677       10,980

Other current assets                                         1,409        6,443
                                                          --------     --------

      Total current assets                                  40,593       41,432
                                                          --------     --------
Prepaid taxes                                               12,391       12,354

Recoverable income taxes                                    41,770       41,741

Other assets                                                19,008       19,774
                                                          --------     --------

                                                          $457,086     $455,009
                                                          ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                             AQUARION COMPANY AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS


                                                      September 30,     December 31,
                                                          1998             1997
                                                     -------------     -----------

                                                       (Unaudited)

                                                      (In thousands, except share data)

Shareholders' equity:

Preferred stock, no par value, authorized

      2,500,000 shares not to exceed

      aggregate value of $25,000,000,                  $             $

      issuable in series-none issued                             -            -


Common stock, stated value: $1

      Authorized-16,000,000 shares

      Issued-7,455,727 shares in 1998 and

      7,330,721 shares in 1997                               7,456        7,331

Capital in excess of stated value                          110,571      107,004

Retained earnings                                           23,624       19,624

Less: minimum pension liability adjustment                      81           97
                                                        ----------    ---------

      Total shareholders' equity                           141,570      133,862
                                                        ----------    ---------

Long-term debt and other obligations                       141,380      151,380
                                                        ----------    ---------

Current liabilities

Short-term borrowings, unsecured                                 -        9,000

Current maturities of long-term debt                        15,000        5,000

Accounts payable and accrued liabilities                    13,063       15,592

Dividends payable                                            3,094        3,005

Accrued interest                                             2,606        3,011

Taxes other than income taxes                                  670          755

Income taxes                                                 4,616        2,018
                                                         ---------     --------
      Total current liabilities                             39,049       38,381
                                                         ---------     --------

Advances for construction                                   25,632       24,263

Contributions in aid of construction                        31,088       30,951

Deferred land sale gains                                       421          384

Accrued postretirement benefit cost                          5,165        4,664

Recoverable income taxes                                     6,067        6,052

Deferred taxes                                              66,714       65,072
                                                         ---------     --------

                                                          $457,086     $455,009
                                                         =========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                             AQUARION COMPANY AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         UNAUDITED

                                               Nine Months Ended September 30,
                                               -------------------------------

                                                        1998       1997
                                                     --------   --------

                                                        (In thousands)


Cash flows from operating activities:

   Net income                                         $13,168    $11,656

   Adjustments reconciling net income to net cash

       provided by operating activities:

   Depreciation and amortization                       11,157      9,600

   Allowance for funds used during construction          (153)      (688)

   Provision for losses on accounts receivable            310        482

   Deferred and prepaid income taxes, net               1,591     (4,447)

   Proceeds from sale of surplus land, net of gains     2,048        533

Change in assets and liabilities (Note 3)              (2,036)     5,131
                                                     --------   --------
   Net cash provided by operating activities           26,085     22,267
                                                     --------   --------
Cash flows from investing activities:

   Capital additions, excluding an allowance for

    funds used during construction                    (14,080)   (22,749)

   Advances and contributions in aid of construction    1,805      2,328

   Refunds on advances for construction                  (299)      (295)

   Proceeds from disposition of subsidiary                  -      8,631

   Other investing activities                             569       (482)
                                                    ---------   --------
      Net cash used in investing activities           (12,005)   (12,567)
                                                    ---------   --------
Cash flows from financing activities:

   Principal payments on short-term borrowings         (9,000)         -

   Net proceeds from short-term borrowings                  -      4,000

   Proceeds from the issuance of common stock, net      3,692      2,492

   Principal payments on long-term debt                     -    (15,000)

   Proceeds from the issuance of long-term debt             -      7,893

   Common dividends paid                               (9,079)    (8,601)

   Bond finance charges                                     0       (298)
                                                      -------   --------

      Net cash used in financing activities           (14,387)    (9,514)
                                                      -------   --------
Net (decrease) increase in cash and cash equivalents     (307)       186

Cash and cash equivalents, beginning of period            851        470
                                                      -------    -------

Cash and cash equivalents, end of period              $   544    $   656
                                                      =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                                AQUARION COMPANY
                               -----------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                   UNAUDITED
                                   ---------


      Aquarion Company (Aquarion or the Company) is a holding company whose subsidiaries are engaged both in the regulated utility business of public water supply and in various nonutility businesses.  Aquarion's utility subsidiaries, BHC Company (BHC), which consists of an Eastern division,

formerly Bridgeport Hydraulic Company, and a Western division, formerly

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

(MSSC), and provides utility management services through Aquarion Management

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

Utilities and the timing and magnitude of property sales.  The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the

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

Adoption of SFAS 128 did not materially affect the financial statements for the quarter and nine months ended September 30, 1998.


      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive

Income," which establishes standards for the reporting and displaying of comprehensive income and its components, such as minimum pension liability, in a full set of general-purpose financial statements.  This statement is effective for fiscal years beginning after December 15, 1997.  Adoption of this statement did not have a significant impact on the Company's financial

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


NOTE 2 - INVENTORY
------------------

                                             September 30,      December 31,

                                                 1998               1997
                                             -------------      ------------

                                              (Unaudited)


Lumber and logs                                 $2,494         $2,561

Materials and supplies                           1,114          1,179
                                                ------         ------

                                                $3,608         $3,740
                                                ======         ======

NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------

      Changes in assets and liabilities and supplemental cash flow information for the nine-month periods ended September 30, are set forth below (in thousands):


                                                        1998        1997
                                                      -------     -------
                                                            (Unaudited)

 Changes in assets and liabilities:

    Increase in accounts receivable                   $(2,247)    $(2,257)

    Decrease (increase) in inventory                      132      (1,109)

    Increase in prepayments                            (2,697)     (2,835)

    Decrease in other current assets                    5,034       7,463

    (Decrease) increase in accounts payable and

      accrued liabilities                              (2,529)        959

    Increase in interest and taxes payable              2,108       1,231

    Net changes in other noncurrent balance sheet

      items                                            (1,837)      1,679
                                                      -------     -------

                                                      $(2,036)    $ 5,131
                                                      =======     =======
 Supplemental cash flow information:

    Cash paid for:

       Interest                                       $ 8,203     $ 8,190

       Income taxes                                   $ 5,950     $ 4,700


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


      On October 1, 1996, the Ridgefield Water Company, which has subsequently been merged into BHC, entered into a Consent Agreement with the State of

Connecticut, Department of Environmental Protection (DEP), relating to certain water supply sources located in the Town of Ridgefield.  The Consent Agreement requires BHC to meet various milestones by particular dates in order to bring

BHC's Ridgefield water system into compliance with DEP's diversion regulations.  BHC's failure to timely comply with many of the requirements of the Consent Order now permits DEP to require BHC to pay certain fines.

Although BHC does not presently believe that imposition of such fines is likely, BHC potential maximum exposure to such fines could be in excess of

$4,000,000.  BHC presently believes that it will be able to demonstrate substantial compliance in the future with respect to the Consent Agreement and that such demonstrated compliance should substantially eliminate the existing potential for civil penalties.  Any significant failure by BHC in the future to meet such requirements might result in DEP's commencement of action to enforce and collect such substantial penalties.

NOTE 6 - SALE OF SURPLUS LAND
-----------------------------

      For the first nine months of 1998, the Company sold approximately 29 acres of surplus land with proceeds totaling $2,858,000.  Total gains,

including recognition of deferred gains from prior land sales of $97,000,

approximated $762,000.


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

Board approvals.  The closing date is expected to be in late 1998 or early

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


      MSSC owns a two-thirds share, through a joint venture, of approximately

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


NOTE 7 - EARNINGS PER SHARE
---------------------------

      In accordance with SFAS 128, the following table presents the calculation of basic and diluted earnings per share for the quarters and nine months ended September 30, 1998 and 1997.



                                            Income        Shares       Per-Share

In thousands, except per share data       (Numerator)  (Denominator)   Amount
-----------------------------------       -----------  -------------   -------



For the quarter ended September 30, 1998

Basic earnings per share

   Net income                            $     6,125       7,442      $   0.82

   Effect of dilutive stock options                -         179
                                         -----------      ------      --------
Diluted earnings per share

   Net income giving effect to dilutive

      stock options                      $     6,125       7,621      $   0.80
                                         ===========      ======      ========

For the quarter ended September 30, 1997

Basic earnings per share

   Net income                            $     5,732       7,172      $   0.80

   Effect of dilutive stock options                -          72
                                         -----------      ------      --------

Diluted earnings per share

   Net income giving effect to dilutive

      stock options                      $     5,732       7,244      $   0.79
                                         ===========      ======      ========

For the nine months ended

September 30, 1998

Basic earnings per share

   Net income                            $    13,168       7,406      $   1.78

   Effect of dilutive stock options                -         173
                                         -----------      ------      --------
Diluted earnings per share

   Net income giving effect to dilutive

      stock options                      $    13,168       7,579      $   1.74
                                         ===========      ======      ========

For the nine months ended

September 30, 1997

Basic earnings per share

   Net income                            $   11,656       7,101    $   1.64

   Effect of dilutive stock options               -          73
                                         ----------      ------    --------

Diluted earnings per share

   Net income giving effect to dilutive

      stock options                      $   11,656       7,174    $   1.62
                                         ==========      ======    ========

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------

            Condition and Results of Operations
            -----------------------------------


      Management's Discussion and Analysis of Financial Condition and Results

of Operations contained in Aquarion's 1997 Annual Report to Shareholders and

incorporated by reference in Aquarion's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the discussion below.



Capital Resources and Liquidity
-------------------------------


  Capital Expenditures
  --------------------


      The Company invested $14,080,000 in property, plant and equipment in the first nine months of 1998, compared with $25,921,000 for the same 1997 period.

The Utilities accounted for approximately $13,362,000 of plant additions during the current nine month period.  The 1997 period includes $7,216,000 related to the Warner Water Treatment Plant, which was placed in service on

July 1, 1997.  Management estimates that capital expenditures will total

$19,000,000 in 1998, of which approximately $18,000,000 will be for water utility construction programs.


  Financing Activities
  --------------------


      The Company's capital expenditures have historically been financed from several sources, including internally generated funds, rate relief, proceeds from debt financings, sales of common stock, and short-term borrowings under the Company's revolving credit agreements.


      Due to its declining capital requirements, the Company did not renew its unsecured revolving committed credit agreements which expired on May 10, 1998 and has negotiated with some of its lenders to establish $40,000,000 of uncommitted lines of credit to finance short-term borrowings.


      The percentage of capital expenditures financed by net cash from operating activities was 100 percent and 98 percent for the nine months ended

September 30, 1998 and 1997, respectively.

In addition, the Company obtained funds of $2,554,000 from issuances of common stock under its Dividend Reinvestment and Common Stock Purchase Plan

for the nine months ended September 30, 1998.  The Company also obtained funds of $1,100,000 from stock options exercised for the nine months ended

September 30, 1998.  The Utilities received $1,805,000 from advances and contributions in aid of construction from developers and customers for the nine months ended September 30, 1998.


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


Year 2000 Compliance
--------------------


      The Company is currently evaluating its exposure to the Year 2000 problem. In general terms, the problem arises from the fact that many existing computer systems and other equipment containing date-sensitive embedded technology (including non-information technology equipment and systems) use only two digits to identify a year in the date field, with the assumption that the first two digits of the year are always "19".  As a result, such systems may misinterpret dates after December 31, 1999, which may result in miscalculations, other malfunctions or the total failure of such systems.

Additional problems arise from the fact that the Year 2000 is a special case leap year.  Because the Company is dependent upon the proper functioning of computer systems and
other equipment containing date-sensitive technology, a failure of such systems and equipment to be Year 2000 compliant could have a material adverse effect on the company.  If not remedied, potential risks include business interruption or shutdown, financial loss, regulatory actions and legal liability.


      The Company has established a Year 2000 task force comprised of senior management and operating personnel to coordinate its Year 2000 efforts.  This task force is currently evaluating the Company's exposure to the Year 2000 problem and is preparing a plan for managing the risks and costs associated therewith.  The Company anticipates that a preliminary written plan will be completed by the end of this year.  The Company is in the final stages of interviewing outside consultants to assist it in preparing and implementing its Year 2000 compliance and contingency plans and anticipates selecting and engaging such a consultant by the end of November 1998.  In addition, the

Connecticut Department of Public Utility Control has informed the Company that it will review the Company's Year 2000 preparations.


      The Company's general process of addressing the Year 2000 problem will consist of the following steps:  (a) inventorying systems, equipment and other items (including relationships with third parties) that potentially present a

Year 2000 problem, (b) determining the materiality of such items to the

Company and assessing the Year 2000 compliance of the material items through internal testing and outside certification, (c) repairing, replacing or preparing for the failure of material items that are determined to be non-

compliant, (d) testing repaired or replaced items, and (e) designing and implementing contingency plans.


      The Company is in the process of replacing its corporate information system and several other systems which are not Year 2000 compliant.  These systems had been scheduled for replacement for reasons unrelated to the Year

2000 problem. The integration of the new systems is expected to be completed during the first quarter of 1999.  The company intends to perform independent

Year 2000 testing of these systems, which is expected to be completed during the first quarter of 1999.


      The Company has completed its preliminary inventory of other systems,

equipment and items that potentially present a Year 2000 problem.  The Company intends to have its Year 2000
consultant review this inventory, once such consultant is selected and engaged, and anticipates that such review will be completed by year-end.

The Company intends to begin internal testing, and seeking outside certification, of material inventoried items by the end of 1998, and expects to complete such assessment by the end of the first quarter of 1999.  While the company will not know the nature and extent of required repairs and replacements of non-compliant systems and equipment until such assessment is completed, it currently anticipates completing and testing such repairs and replacements by June 1999.


      In addition to its own systems and equipment, the Company depends upon the proper function of computer systems and other date-sensitive equipment of outside parties.  These parties include banks, telecommunications service providers and electric and other utilities.  The Company has compiled a preliminary list of such parties.  The Company intends to contact such parties by the end of 1998 to determine the extent to which they are vulnerable to the

Year 2000 problem.  The Company does not currently have sufficient information about the Year 2000 exposure or remediation plans of such parties to predict the risk they pose to the company.  If the third parties with which the

Company interacts have Year 2000 problems that are not remedied, resulting problems could include the loss of telecommunications and electrical service.


      Due to the uncertainties presented by such third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year

2000, the Company is developing contingency plans for dealing with the most reasonably likely worst-case scenario.  Such plans will likely include manual back-up for automated systems, the use of electrical generators capable of sustaining operations through a power failure, and enhanced transition-period staffing to compensate for automation and communication failures.  The

Company's assessment of its most reasonably likely worst-case scenario and the exact nature and scope of its contingency plans will be effected by the

Company's continued Year 2000 assessment.  The Company expects to complete such assessment and contingency planning during the second quarter of 1999,

and to have all contingency systems in place and fully tested by the fourth quarter of 1999.


      The Company estimates that, as of September 30, 1998, its costs of addressing the Year 2000 problem have been less than $100,000.  While the

Company is currently unable to
estimate future costs of addressing the Year 2000 problem, it does not believe that such costs will be material to the Company's financial condition.  The Company has funded, and expects to continue to fund, the costs of its Year 2000 efforts through operating cash flow.


      This description of matters relating to the Year 2000 problem contains a number of forward-looking statements.  See "Forward looking information".  The

Company's assessment of the costs of its Year 2000 program and the timetable for completing its Year 2000 preparations are based on current estimates,

which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors.  The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from those currently anticipated.  In addition, there can be no assurance that the Company's Year 2000 program will be effective or that its contingency plans will be sufficient.  Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer software codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.


Results of Operations for the nine months and
---------------------------------------------

three months ended September 30, 1998 and 1997
----------------------------------------------


      Net income for the nine months ended September 30, 1998 was $13,168,000 compared with $11,656,000 for the same 1997 period.  Net income for the three months ended September 30, 1998 was $6,125,000 versus $5,732,000 for the comparable 1997 period.  Operating results during the first nine months of

1998 are higher due to improved results from the Company's Utility operations and increased land sales.


      Operating revenues increased $3,041,000 and $742,000 for the nine months and three months ended September 30, 1998, respectively, from the comparable

1997 periods.  These increases were primarily attributable to higher revenues from the Utilities, which increased $2,207,000 and $1,286,000 for the nine months and three months ended September 30, 1998, respectively, due to rate relief granted BHC's Eastern Division effective August 1, 1997, and increases in revenue from real estate sales of $1,759,000 and $68,000 for the nine months and three months ended September 30, 1998, respectively.

The increase in water service rates was partially offset by the reduction in rates associated with the repeal of the Connecticut gross earnings tax.

The increased utility revenue and land sales revenue were partially offset by reduced revenue from the timber processing business.



      Operating expenses increased $806,000 for the nine months ended

September 30, 1998, from the comparable 1997 period.  The increase was primarily attributable to higher costs associated with increased land sales of

$1,074,000 and higher operating expenses at the Utilities of $791,000,

principally associated with the Warner Water Treatment Plant, which was placed into service on July 1, 1997.  The increase was partially offset by lower expenses from the timber processing business, the result of decreased revenues.  Operating expenses decreased $330,000 for the three months ended

September 30, 1998 from the comparable 1997 period due to reduced expenses at the timber processing business of $667,000, partially offset by higher operating expenses at the Utilities.


      General and administrative expenses decreased $302,000 for the nine months ended September 30, 1998, compared to the 1997 period.  The decrease was primarily the result of a $309,000 reduction in expenses in the utility segment for the nine months ended September 30, 1998 due to  decreased outside services costs and a higher pension credit. General and administrative expenses increased $123,000 for three months ended September 30, 1998 compared to the 1997 period.


      Depreciation expense increased $1,415,000 and $285,000 for the nine months and three months ended September 30, 1998, respectively, from the 1997 comparable periods due principally to the Warner Water Treatment Plant being placed into service on July 1, 1997.


      Interest expense for the nine months and three months ended September

30, 199 was $874,000 and $406,000 lower than the 1997 comparable periods due to reduced debt in 1998.


      Taxes other than income taxes for the nine months ended September 30,

1998 decreased $1,365,000 from the comparable 1997 period, due primarily to the repeal of the Connecticut gross
earnings tax for services rendered after July 1, 1997.  Taxes other than income taxes increased $111,000 for the quarter ended September 30, 1998, from the comparable 1997 period, due to higher property taxes.


      Income taxes increased $1,314,000 and $393,000 for the nine months and three months ended September 30, 1998, respectively,  from the comparable 1997 periods due to higher taxable income as well as a higher effective tax rate in

1998.


Forward looking information
---------------------------


      In addition to the historical information contained herein, this report contains a number of "forward-looking statements," within the meaning of the

Securities and Exchange Act of 1934.  Such statements address future events and conditions concerning capital expenditures, liquidity and capital resources, financial condition, results of operations, gains recorded from land sales and regulatory and accounting matters.  Actual results in each case could differ materially from those projected in such statements.  Factors that may cause actual results to differ include, without limitation, interest rates, economic factors, weather variations, decisions of regulatory agencies,

seasonality and Year 2000 issues.


ITEM 3.     Quantitative and qualitative disclosures about market risk
            ----------------------------------------------------------

      Not Applicable.


PART II.    OTHER INFORMATION


ITEM 4      Submission of matters to a vote of security holders
            ---------------------------------------------------


      Previously reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

ITEM 6      Exhibits and reports on Form 8-K
            --------------------------------

      (a)   Exhibits


            27    Financial Data Schedule for the quarter ended September 30,
                  1998


      (b)   The Company did not file a report on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURE
                                   ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AQUARION COMPANY



Date:          November 13, 1998          By       /s/JANET M. HANSEN
      ---------------------------             ----------------------------

                                                     Janet M. Hansen

                                                Executive Vice President

                                               Chief Financial Officer and

                                                        Treasurer

                                 Exhibit Index


Exhibit 27     Financial Date Schedule for the quarter ended September 30, 1998