Form 10-K
period 1998-12-31
AQUARION CO
filed 1999-03-26
CIK 49423

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 1998
                        ---------------------------------------.

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .
                              ----------------  ----------------

Commission file number 1-8060.
                           AQUARION COMPANY
                           ----------------
    (Exact name of registrant as specified in its charter)

                          DELAWARE                      06-0852232
              ----------------------------         ----------------
               (State or other jurisdiction of      (I.R.S. Employer
               incorporation or organization)      Identification No.)

835 Main Street, Bridgeport, Connecticut                 06604
----------------------------------------                -------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant: $240,254,030 (Computed by reference to the closing price of the Registrant's Common
Stock on March 12, 1999, as reported on the New York Stock
Exchange-Composite Tape.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Class                         Outstanding at March 12, 1999
-------------                   -----------------------------
Common Stock, no par value                 7,531,211

The following documents have been incorporated by reference:
1.   Annual Report to Shareholders for the year ended
     December 31, 1998--PART I, Item 1; PART II, Item 5,
     Item 6, Item 7 and Item 8; PART IV.
2. Definitive Proxy Statement, dated March 15, 1999, for the Annual Meeting of Shareholders to be held on April 20, 1999--PART III.

                            PART I

ITEM I.  BUSINESS

General

    Aquarion Company (Aquarion or the Company) is a holding company whose subsidiaries are engaged both in the regulated utility business of public water supply and in various nonutility businesses.

     Aquarion's utility subsidiaries, BHC Company (BHC) and Sea Cliff Water Company (SCWC) (collectively, the Utilities) collect, treat and distribute water to residential, commercial and industrial customers, to other utilities for resale and for private and municipal fire protection. The Utilities provide water to customers in 30 communities with a population of more than 500,000 people in Connecticut and Long Island, New York. BHC is the largest investor-owned water company in Connecticut and with SCWC is among the 10 largest investor-owned water companies in the nation. The Utilities are regulated by several state agencies, including the Connecticut Department of Public Utility Control (DPUC) and the New York Public Service Commission (PSC).

               The Company's non-utility subsidiaries include: Timco, Inc. (Timco), a timber processing company based in New
Hampshire; Aquarion Management Services, Inc. (AMS), a utility management services business; and Main Street South
Corporation (MSSC), a real estate subsidiary formed in 1969 to assist BHC in marketing surplus land.

               The Company was incorporated in Delaware as The Hydraulic Company in 1969 to become the parent company to BHC, a Connecticut corporation founded in 1857. The corporate name was changed to Aquarion Company in 1991. The Company's executive offices are located at 835 Main Street, Bridgeport, Connecticut 06604-4995, and its telephone number is (203) 335-
2333.

Recent Developments

   Stock Split
   -----------

   On February 16, 1999, the Board of Directors approved a 3-for-2 stock split of the Company's common stock. The split was effected in the form of a 50 percent stock distribution on the Company's common stock, payable on March 22, 1999 to all shareholders of record as of March 1, 1999.

    Financing Activities.  On November 1, 1998, BHC redeemed
    --------------------
its Series R, 6.875 percent first mortgage bonds, which were issued in 1968. On January 4, 1999, the Company repaid
Aquarion's 5.95 percent unsecured Senior Note, issued in 1994, in the amount of $10,000,000.

     Real Estate
     -----------

     In June 1998, the Aspetuck Land Trust, a non-profit land preservation organization, exercised a statutory right of first refusal allowing it to purchase, at the original contract terms, substantially all of the Trout Brook Valley property owned by BHC for approximately $12,400,000. Connecticut statutes afford the buyer fifteen months to close, or until September 8, 1999. As of December 31, 1998, the Company received $1,400,000 on deposit from the Aspetuck Land Trust. Prior to this exercise, in February 1997, the Company had entered into a contract to sell the Trout Brook Valley property for approximately $14,000,000 to a private developer. The sale has been approved by the DPUC. The Town of Weston, Connecticut has notified the Company of its intention to purchase, for approximately $820,000, the approximately 45 acre portion of BHC s Trout Brook Valley property located in Weston pursuant to its statutory right of first refusal. Although both BHC and the Aspetuck Land Trust have no objection to this purchase, BHC has indicated that it will only sell the Weston portion at or after the closing of the sale of the remainder of its Trout Brook Valley property. BHC has recently filed a request with the DPUC for a declaratory ruling to the effect that the Town of Weston is not entitled to purchase only the Weston property.

    The Company anticipates that the after-tax gain from the current sale will be approximately $6,000,000, to be recognized over an applicable amortization period. In its decision approving the original sale, the DPUC granted the Company a 10-year amortization period, which provides ratepayers with 55 percent and shareholders with 45 percent of the after-tax gain on approximately 60 percent of BHC s portion of the property. Due to the change in purchaser and its intended use of the property as open space, the Company is considering filing an amended application with the DPUC seeking a shorter amortization period.

    In December 1998, five parcels of land located in Shelton, Connecticut and totaling 401 acres, were sold to the City of Shelton for approximately $6,800,000. The Company received $2,268,000 in cash and a note receivable for the balance which will be paid in two equal installments of $2,266,500 in December 1999 and July 2000. The after-tax net gain attributable to the sale amounted to $3,510,000. The sale of an additional 30-acre parcel of land, originally scheduled to be included in the December 1998 sale, is expected to close in early 1999, after BHC receives the necessary permits from the Connecticut Department of Health Services.

   In 1995, the Company entered into an agreement with a local developer to sell a 40-acre parcel of land located in New Canaan, Connecticut, for approximately $1,950,000. The Company anticipates that the after-tax gain from this transaction will be approximately $1,100,000. The sale has been approved by the DPUC. The buyer has been involved in litigation and appeals with several residents, environmental groups and the Connecticut Department of Environmental Protection over regulatory approvals. Although several appeals have been withdrawn, certain issues remain open. The Company anticipates closing this transaction sometime in 1999, however, the closing could be delayed due to opposition to granting the required permits and approvals. No assurances can be given at this time that such permits and approvals will be granted.

    Rates.  On March 17, 1999, BHC's Western division
    -----
received a final decision from the DPUC for a 3.97 percent water service rate increase designed to provide a $607,000 increase in annual water service revenues.

    Regulatory Matters.  On October 1, 1996, the Ridgefield
    ------------------
Water Supply Company, which has subsequently been merged into BHC, entered into a Consent Agreement with the State of Connecticut, Department of Environmental Protection (DEP), relating to certain water supply sources located in the Town of Ridgefield. The Consent Agreement requires BHC to meet various milestones by particular dates in order to bring BHC's Ridgefield water system into compliance with DEP's diversion regulations. BHC's failure to timely comply with many of the requirements of the Consent Agreement now permits DEP to require BHC to pay certain fines. BHC's potential maximum exposure to such fines could be in excess of $4,000,000. BHC has recently been informed that this matter has been referred by DEP to the Office of the Connecticut Attorney General for further action. BHC is unable to assess at this time what impact the DEP referral to the Attorney General will have on BHC's ability to re-negotiate the Consent Agreement or on its potential for such civil penalties.


Utility Construction Program

   The Utilities expended $21,200,000 $27,633,000 and $37,185,000 in 1998, 1997 and 1996 respectively, for plant additions and modifications of existing plant facilities, excluding an allowance for funds used during construction (AFUDC). Utility budgeted capital expenditures for 1999 are approximately $27,000,000. Management cannot predict whether future federal, state or local regulation will require additional material capital expenditures.

    The Company's ability to finance its future construction programs depends in part on future rate relief, the level of Construction-Work-In-Progress (CWIP) rate surcharges and future debt and equity issuances. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" and "Business-- Public Water Supply--Rates and Regulation".

Industry Segment Information

     The Company's operations are grouped into four industry segments: public water supply; timber processing; real estate; and utility management services. The consolidated operating revenues of the Company for the year ended December 31, 1998 were derived from the following sources: 78 percent from public water supply, 12 percent from timber processing, 9 percent from real estate, including both MSSC and surplus utility land sales, and 1 percent from utility management services. For additional information concerning each segment for each of the years ended December 31, 1998, 1997 and 1996, see "Note 11" of "Notes to Consolidated Financial Statements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    The communities served by the Utilities as of December
31, 1998 have a population of more than 500,000, and the total number of customer accounts as of that date was approximately 141,000. The Utilities' service areas, primarily residential in nature, have experienced an average growth in accounts of approximately 1 percent per year over the last 10 years. Industrial use has declined significantly in that time period as the residential characteristics of the area have changed, indicating an increase in the percentage of apartment dwellings and condominium units. Management does not anticipate any significant growth in residential consumption in the foreseeable future and expects continued decline in industrial use and little or no commercial growth.

   The operating revenues of the Utilities for the 12 months ended December 31, 1998 were derived from the following sources: 63 percent from residential customers, 16 percent from commercial customers, 3 percent from industrial customers, 13 percent from fire protection customers, and 5 percent from other sources.

    Seasonality. The business of the Utilities is subject
    -----------
to seasonal fluctuations and weather variations. The demand for water during the warmer months is generally greater than during the cooler months, primarily due to additional water requirements of industrial, commercial and residential cooling systems and various private and public outdoor uses such as lawn and golf course sprinkling. From year to year and season to season, demand will vary with rainfall and temperature levels.

    Water Supply.  Water is available from both surface and
    ------------
subsurface sources. During 1998, approximately 87 percent of the water supplied by the Utilities was provided by impounding reservoirs, 12 percent by producing wells and 1 percent by purchased water. As of December 31, 1998, the Utilities' reservoirs, well fields and interconnections with other water utilities had an aggregate safe daily yield of 120 million gallons. Safe yield is an estimate of the supply capability during an extended drought. The average daily demand for water from the Utilities in 1998 was 67 million gallons per day (MGD). The reservoirs of the Utilities have an aggregate storage capacity of 30.4 billion gallons.

   BHC has sufficient supply to meet current and projected demands for 98 percent of its customers. The remaining customers are in two recently acquired systems. BHC currently has plans in progress to resolve supply shortages in these systems within the next five years. During historical drought periods in the northeastern United States, BHC has been able to accommodate the needs of its own customers and to offer relief to supplement the supplies of neighboring communities by water sales to utilities with which it has pipeline interconnections. Supply and distribution needs of the Utilities undergo constant review, and the Utilities continue to explore and develop additional ground water-supplies and study alternative surface water sources to meet anticipated future water requirements.

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

     Rates and Regulation.  The Company's utility subsidiaries
     --------------------
are subject to regulation by state regulatory commissions having jurisdiction over their respective service areas. BHC is subject to regulation by the DPUC, while SCWC is subject to regulation by the PSC. The authorities have jurisdiction with respect to rates, service, accounting procedures, issuance of securities, dispositions of utility property and other related matters. Rates charged by the Utilities are subject to approval by the DPUC or the PSC. The Utilities continually review the need for increases in water rates and historically have sought rate relief in a timely manner in light of increases in investment in utility plant, operating costs and related financing costs, as well as other factors.

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

   In addition to the right to sell water as set forth above, the franchises of BHC include rights and powers to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. Under the Connecticut General Statutes, BHC may, upon payment of compensation, take and use such lands, springs, streams or ponds, or such rights or interests therein as the Connecticut Superior Court, upon application, may determine is necessary to enable BHC to supply potable water for public or domestic use in its franchise areas.

    BHC faces competition, presently not material, from a few private water systems operated within, or adjacent to, its franchise areas and from municipal and public authority systems whose service areas, in some cases, overlap portions of BHC's franchise areas. At the present time, except as noted above, there are no publicly owned utilities, cooperatives or other private utility companies competing with BHC in the areas now served, although within certain areas there are wells owned by individuals or private industries. SCWC faces competition from municipal and public authority systems whose service areas, in some cases, overlap portions of SCWC's service area.

   Environmental Regulations.  The Utilities are subject to
   -------------------------
regulation by the Connecticut Department of Public Health
(DPH) and the County of Nassau Department of Health (CNDH) with respect to water quality matters, use of water from surface and subsurface sources, the location, construction and operation of water supply facilities and the sale of certain utility property. Plans for new water supply systems or expansion of existing water supply systems also must be submitted to the DPH or CNDH for approval. The Connecticut DEP is authorized to regulate the operations of BHC, while the New York Department of Environmental Conservation (DEC) Regulates the operations of SCWC, with respect to environmental pollution abatement, diversion of water from surface and subsurface sources, and the location, construction and alteration of dams and other water obstructions.

   The Utilities are subject to regulation of discharges to the environment (air, water, land, underground storage tanks and hazardous materials) under the provisions of the Federal Clean Air Act, Clean Water Act and other legislation which provides for the establishment of various environmental regulations by the Environmental Protection Agency (EPA). A joint federal and state permit system has been established to ensure that the impact to the environment from operations is minimized.

   The Utilities are subject to regulation of drinking water quality under the SDWA, which provides for the establishment of uniform minimum national quality standards by the EPA, as well as governmental authority to specify the type of treatment process to be used for public drinking water. EPA regulations issued pursuant to the SDWA set limits for, among other things, certain organic and inorganic chemical, physical, microbiological and radiological contaminants. The SDWA provides that the states have the primary enforcement responsibility for public drinking water systems, as long as the states' regulations are no less stringent than those adopted pursuant to SDWA. For certain of these water quality standards the DPH has adopted regulations that in some instances impose standards more stringent than those imposed under the federal regulations.

   EPA regulations pursuant to SDWA include the Surface
Water Treatment Rule (SWTR), the Total Coliform Rule (TCR) and the Lead and Copper Rule (LCR) and other rules covering organic and inorganic chemicals. The water treatment requirements of SWTR mandated the construction of the filtration plant at BHC's Hemlocks Reservoir. On July 1, 1997, the Warner Treatment Plant at Hemlocks Reservoir was fully operational and placed into service. BHC has entered into a consent agreement with the DPH to filter the water produced from the Round Pond reservoir in Ridgefield, Connecticut or substitute alternative ground water supply by December 31, 1999. The Company is presently addressing these issues with the DPH. The TCR affects the Utilities by the imposition of requirements for additional biological sampling and monitoring. The stringent requirements of the TCR may also result in increased public notification relating to water quality. The LCR establishes corrosion control techniques and requires monitoring to determine compliance with prescribed lead and copper levels in drinking water. If such levels are exceeded, a multi-year program involving additional monitoring, public notification, state-supervised corrosion control and treatment and replacement of lead service lines could result. All of the Utilities' systems are in compliance with the LCR, and the Utilities continue to monitor these systems periodically. The DPH has determined that BHC is in compliance with Synthetic Organic Chemical and Inorganic Chemical requirements, thereby avoiding additional potentially significant treatment process construction costs. Further SDWA-related regulations for such water quality parameters as disinfection by-products, radon and enhanced surface water treatment will become effective between December 2001 and May 2005. It is impossible to determine at this time the ultimate impact these regulations will have on the Utilities.

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

   The Utilities believe that they are in substantial compliance with the SDWA regulations promulgated by the EPA and DPH, as currently applied. Although the Utilities cannot predict either the substance of the regulations required by the 1996 SDWA amendments which have not yet been promulgated or their impact on the Utilities, the primary impact on the Utilities is expected to be in the area of increased monitoring and reporting, although it is possible that such regulations may require modifications to existing treatment facilities. Construction of new facilities may be required for certain groundwater sources. It is possible that costs of compliance by the Utilities could be substantial.

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

    Certain dams owned by the Utilities are subject to inspection under the National Dam Inspection Act, as well as the Connecticut Dam Registration Act, and dams owned in New York are subject to inspection by the New York State DEC. The Utilities own 29 dams, 16 of which are subject to federal inspection. Although certain modifications and further studies have been required, no material problems with respect to these dams have been reported to the Company.

   The Utilities are required to obtain permits from the respective regulatory authority for the location, construction or alteration of any dam or reservoir, and to secure the approval of the regulatory authority for the diversion and use of water from any surface or ground source for public use. The Utilities have taken all compliance actions required to date.

    Federal and State regulations and controls concerning environmental matters, water quality, pollution and the effluent from treatment facilities are still in the process of being developed and it is not possible to predict the scope or enforceability of regulations or standards which may be established in the future, or the cost and affect of existing and potential regulations and legislation upon any of the existing and proposed facilities and operations of the Utilities. Further, recent and possible future developments with respect to the identification and measurement of various elements in water supplies and concern with respect to the impact of one or more of such elements on public health may in the future require the Utilities to replace or modify all or portions of its various water supplies, to develop replacement supplies and/or to implement new treatment techniques. In addition, the Company anticipates that environmental concerns including threatened contamination of the Utilities' water sources will become an increasing problem in the future. Any of the aforesaid developments may significantly increase the Utilities' operating costs and capital requirements. Since the DPUC's and NYPSC's rate setting methodology permit a utility to recover through rates prudently incurred expenses and investments in plant, based upon past practice, the Company expects that such expenditures and costs should ultimately be recoverable through rates for water service, but there can be no assurance that this will be the case.

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

Utility Management Services

   The Company, through its AMS subsidiary, provides clients with a range of integrated utility management services, including contract management and operations, information services and collections and various engineering, operations and management consulting services. AMS clients are private and municipal water and wastewater utilities, including systems engaged in privatization initiatives. The utility management services business is highly competitive.

Real Estate

    The Company treats real estate as a separate business segment in order to distinguish the earnings impact from sales of surplus utility land from the results of utility operations. For a discussion of the surplus off-watershed land which BHC intends to market as appropriate, see "Item 2. Properties."

Employees

   As of December 31, 1998, the Company and it's subsidiaries employed approximately 384 persons on a full-time basis, including 264 in the Public Water Supply business, 116 in the Timber Processing business and 4 in the Utility
Management Services business. None of the Company's employees is covered by collective bargaining arrangements, and the Company believes its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES
-------------------

    The properties of the Utilities consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, treatment plants, pumping plants, transmission and distribution mains and conduits, mains and other facilities and equipment used for the collection, purification, storage and distribution of water. The Utilities own their principal properties in fee. The Utilities believe that their properties are in good operating condition. Water mains are located, for the most part, in public streets and, in a few instances, on land owned by the Utilities in fee and land occupied under easements, most of which are perpetual and valid and sufficient for the purpose for which they are held. Although it is impractical to investigate the validity of the title to some of the easements held by the Utilities for distribution mains or to clear title in the cases where such distribution easement titles have been found defective, any such irregularities or defects in title which may exist do not materially impair the use of such properties in the businesses of the Utilities.

    BHC owns a 20,000-square-foot headquarters building, a 44,370-square-foot Operations Center in Bridgeport and a 28,000-square-foot office building in Monroe, Connecticut and leases an additional 22,000-square-feet of office, laboratory and garage space in Bridgeport for utility operations.

    At December 31, 1998, BHC owned in the aggregate 17
active reservoirs, 63 producing wells and approximately 2,059 miles of water mains, of which approximately 158 miles have been laid in the past five years. The rights to locate and maintain water transmission and distribution mains are secured by charter, easement and permit and are generally perpetual. Water is delivered to the distribution system from three major reservoir systems, comprised of several smaller reservoirs and producing wells. BHC owns six filtration plants for treatment of its reservoir system. These plants have capacities ranging from .75 to 50 MGD, respectively.

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

    The DPH regulates Company lands in Connecticut according to a three-tiered classification system. Class I lands cannot be sold, leased or transferred, except to other water companies, the State of Connecticut, or municipalities for water supply or protection purposes. The DPH may authorize transfer or change in use of Class II lands only upon a finding that there will be no adverse impact upon the public water supply and that any use restrictions required as a condition of transfer are enforceable against subsequent owners and occupants of the lands. Class III lands, which are off-watershed, are not currently subject to regulation by the DPH.

     Real property may not be sold or transferred by a water utility without the prior approval of the DPUC and compliance with other restrictions imposed by Connecticut law. State laws and regulations govern, among other things, to whom certain water company lands may be transferred, with preference given to other water companies, the municipality in which the property is located, the State of Connecticut and nonprofit land-holding organizations, in that order. Additionally, the disposition of the proceeds of any permissible sale is subject to state law.

     Since 1989, BHC has identified approximately 3,400 acres of land it believes are surplus to its water supply needs. Almost all of this acreage is off-watershed and has either been determined to be Class III land by the DPH or would qualify for such designation. Approximately 800 acres of this land have never been in the Company's rate base.
Approximately 1,300 acres of the identified surplus land have been sold since 1989, of which 470 acres were never in rate base. Approximately 2,150 acres, including 330 which have never been in rate base, are still available for sale, although all of this acreage may not be marketable.

    The Equitable Sharing Statute required the DPUC to use an accounting treatment to "equitably allocate" the economic benefits of the net proceeds from the sales of land, that has at any time been in the utility's rate base, between the Company's ratepayers and its shareholders. The Equitable
Sharing Statute provides that the economic benefits from the sale of land that has at any time been in rate base shall be allocated "substantially in favor" of shareholders when 25 percent or more of the land sold is to be preserved in perpetuity for open space or recreational purposes and shall allocate up to 100 percent of the benefits to the shareholders if 100 percent of the land in the sale is to be used for open space or recreational purposes. Ratepayers do not share in gains from the sale of land that has never been in rate base.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    The registrant has nothing to report for this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    The registrant has nothing to report for this item.

                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-----------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

    Page 19 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated by reference herein pursuant to Rule 12b-23 of the Securities and Exchange Act of 1934 (the Act) and to Instruction G(2) to Form
10-K.

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

    Dividends on Aquarion common stock can be paid only from its net profits and surplus. As of December 31, 1998, the applicable restrictions would have permitted payment of additional dividends on Aquarion's common stock of up to $43,705,000.

    While Aquarion's Board of Directors intends to continue the practice of declaring cash dividends on a quarterly basis, no assurance can be given as to future dividends or dividend rates since they will be determined in light of a number of factors, including earnings, cash flow, and Aquarion and BHC's financial requirements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- -Capital Resources and Liquidity".

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

    See the front page ("1998 Financial Highlights") and Page 18 ("Supplemental Financial Information") of the Company's Annual Report to Shareholders for the year ended December 31, 1998, which is incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

    See the front page ("1998 Financial Highlights") and Pages 8 - 10 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, which is incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.

ITEM 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
--------------------------------------------------------
MARKET RISK
-----------

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

    The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated January 27, 1999, appearing on Pages 11 - 18 , the front page ("1998 Financial Highlights") and Pages 18 - 19 ("Supplemental Financial Data") of the accompanying 1998 Annual Report to Shareholders of Aquarion Company are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(2) to Form 10-K.




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------

ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------

    The registrant has nothing to report for this item.


                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    The information as to directors required by Item 10 is set forth at Pages 1 - 7 of the Company's Definitive Proxy Statement, dated March 15, 1999 relating to the proposed Annual Meeting of Shareholders to be held on April 20, 1999, filed with the Commission pursuant to Regulation 14A under the Act, and is incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(3) to Form 10-K.

Executive Officers

    The executive officers of the registrant are listed below. These officers were elected to the offices indicated on April 29, 1998, except as otherwise noted, for a term expiring with the 1999 annual meeting of directors. Except as indicated, all have been with registrant and its predecessors in an executive capacity for more than five years. There are no family relationships among members of the executive officers. There were no arrangements or undertakings between any of the officers listed below and any other person pursuant to which he or she was selected as an officer.


                                                           Served
                                                            as
                       Office, Business Experience         Officer
Executive Officer  Age   During Past Five Years             Since
----------------   --- ---------------------------        -------
Richard K.Schmidt  54  President and Chief Executive Officer  1993
                       (since October 1995),formerly Senior
                       Vice President (1993-1995) of the
                       Company; President (1992-1995 and
                       Chief Executive Officer (since 1992
                       of IEA); formerly President and Chief
                       Operating Officer (1984-1992) of
                       Mechanical Technology, Inc.


Janet M. Hansen   56   Executive Vice President (since         1983
                       October 1995), Chief Financial
                       Officer (since April 1992), Treasurer
                       (since 1988) and Senior Vice
                       President (1993-1995) of the Company
                       and Vice President (since 1989),
                       Chief Financial Officer (since April
                       1991) and Treasurer (since 1985) of
                       BHC; Mrs. Hansen is Chairman of the
                       Board and Chief Executive Officer
                       (since April 1992) of Timco.  Mrs.
                       Hansen is also Director, Vice
                       President, Chief Financial Officer
                       and Treasurer of certain of the
                       Company's other subsidiaries.

James S. McInerney 61  Senior Vice President (since April      1989
                       1992) of the Company; President
                       (since April 1991), Chief Executive
                       Officer (since April 1995 and Chief
                       Operating Officer (January 1990 to
                       April 1995) of BHC.  Executive Vice
                       President (1990 to April 1991) of
                       BHC.  Mr. McInerney is a Director,
                       President or Vice President of
                       certain of the Company's other
                       subsidiaries.



Larry L. Bingaman  49  Vice President, Corporation Relations   1990
                       and Secretary (since April 1993);
                       Vice President, Marketing and
                       Communications (1990-1993) of the
                       Company.  Mr. Bingaman is also
                       Director, Vice President and
                       Secretary of certain of the Company's
                       other subsidiaries.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    Pages 1 - 8 of the Company's Definitive Proxy Statement, dated March 15, 1999, relating to the proposed Annual Meeting of Shareholders to be held on April 20, 1999, filed with the Commission pursuant to Regulation 14A under the Act are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(3) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
MANAGEMENT
----------

   Pages 4 - 5 of the Company's Definitive Proxy Statement, dated March 15, 1999, relating to the proposed Annual Meeting of Shareholders to be held on April 20, 1999, filed with the Commission pursuant to Regulation 14 under the Act, are incorporated by reference herein pursuant to Rule 12b-23 of the Act and Instruction G(3) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The registrant has nothing to report for this item.

                           PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
-------------------------------------------------------------
ON FORM 8-K
-----------

   a)   The following documents are filed as part of this report:


                                                            Page in Annual
                                                            Report*
                                                            -------------
        (1)  Consolidated Statements of Income for the three
             years ended December 31, 1998                        11


             Consolidated Balance Sheets at December 31,
             1998 and 1997                                        11

             Consolidated Statements of Cash Flows for the
             three years ended December 31, 1998                  12

             Consolidated Statements of Shareholders' Equity
             for the three years ended December 31, 1998          12

             Notes to Consolidated Financial Statements        13 - 17

             Report of Independent Accountants                    18


             Selected Financial Data                           Front Page

             Supplemental Financial Information                18 - 19


         * Incorporated by reference from the indicated pages of the 1998 Annual Report to Shareholders.

                 ---------------------------

        (b) Reports of Form 8-K.

            The Company did not file a report on Form 8-K for the fourth quarter of the year ended
            December 31, 1998.

        (c) Exhibits:

            Each document referred to below is incorporated by reference to the files of the Commission, unless the reference is preceded by an asterisk
            (*). Each management contract, compensatory plan or arrangement required to be filed as an exhibit hereto is preceded by a double asterisk
            (**).

           *3(a)  Restated Certificate of Incorporationof Aquarion, as amended.

           *3(b)   By-laws of Aquarion, as amended.

           4(a) Rights Agreement between Aquarion and the ChaseMellon Shareholder Services, LLC, setting forth description of Preferred
                   Stock Purchase Rights distributed to
                   holders of Aquarion Common Stock.  (11)

          10(a)    First Mortgage Indenture of BHC dated June 1, 1924. (2)

          10(b) Seventeenth Supplemental Mortgage of BHC dated as September 1, 1960. (2)

          10(c) Twentieth Supplemental Mortgage of BHC dated as of November 1, 1968. (1)

          10(d)   Loan and Trust Agreement of Timco as of November 1, 1984. (1)

          10(e)   Note Agreement of BHC dated January 24, 1991. (10)

          10(f)   Note Agreement of Aquarion dated as of May 19, 1992. (5)

          10(g)   Aquarion Long-Term Incentive Plan. (1)

          10(h) Joint Venture Agreement between John J. Brennan, Jr., William A. Brennan and Main Street South Corporation dated February 23, 1979. (3)

          10(i) Joint Venture Agreement amendment between John J. Brennan, Jr., William A. Brennan and Main Street South Corporation dated January 1, 1994. (10)

        **10(j) Employment Agreement between Aquarion and James S. McInerney, dated June 1, 1990. (4)

        **10(k) Employment Agreement between Aquarion and Janet M. Hansen dated November 1, 1992. (5)

        **10(l) Employment Agreement between Aquarion and Jack E. McGregor dated July 1, 1997.

        **10(m) Form of Stock Option Award Agreement for options granted pursuant to Long-Term Incentive Plan. (9)

        **10(n) Employment Agreement between Aquarion and Larry L. Bingaman dated June 11, 1990. (10)

        **10(o) Employment Agreement between Aquarion and Richard K. Schmidt dated July 1, 1997.

         10(p)   Loan Agreement of BHC dated as of June 1, 1990. (4)

         10(q)   Loan Agreement of BHC dated as of June 1, 1993. (6)

         10(r)   Loan Agreement of BHC dated September 1, 1993. (7)

         10(s)   Loan Agreement of BHC dated December 1, 1993. (8)

         10(t)   Note Agreement of Aquarion dated January 4, 1994. (8)

       **10(u)   Aquarion Stock Incentive Plan. (8)

        10(v)    Loan Agreement of BHC dated April 1, 1995. (10)

        10(w)    Loan Agreement of BHC dated September 1, 1996 (12)

       *10(x)    Twenty-fifth Supplemental Mortgage of BHC dated
                 December 1, 1998

       *13(a)    Annual Report to Shareholders for the year ended
                 December 31, 1998.

      *21(a)     Subsidiaries of Aquarion

      *23(a)     Consent of Independent Accountants

      *27(a)     Financial Data Schedule

     -------------------------

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

Aquarion Company
----------------
(Registrant)

By     /S/JANET M. HANSEN                      March 23, 1999
  -------------------------------
            Janet M. Hansen
   Executive Vice President, Treasurer and
          Chief Financial Officer
 (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange
Act of 1934 this report has been, signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By       /S/GEORGE W. EDWARDS, JR .              March 23, 1999
  ---------------------------------------
           George W. Edwards, Jr.
     Chairman of the Board of Directors
                and Director

By            /S/RICHARD K. SCHMIDT               March 23,1999
  ---------------------------------------
                Richard K. Schmidt
      President, Chief Executive Officer
                  and Director

By            /S/JACK E. MCGREGOR                 March 23, 1999
  --------------------------------------
                Jack E. McGregor
                    Director

By        /S/GEOFFREY ETHERINGTON                 March 23, 1999
  --------------------------------------
             Geoffrey Etherington
                   Director

By          /S/JANET D. GREENWOOD                March 23, 1999
  --------------------------------------
              Janet D. Greenwood
                   Director

By          /S/EDGAR G. HOTARD                   March 23, 1999
  -------------------------------------
               Edgar G. Hotard
                   Director

By       /S/G. JACKSON RATCLIFFE                 March 23, 1999
  -------------------------------------
           G. Jackson Ratcliffe
                  Director

By          /S/JOHN A. URQUHART                  March 23, 1999
  -------------------------------------
              John A. Urquhart
                 Director

By                                            March 23, 1999
  -------------------------------------
           Donald M. Halsted, Jr
                 Director

                        EXHIBIT 21(a)
                        -------------
                Subsidiaries of the Registrant
                ------------------------------

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

               -  Hydrocorp, Inc., incorporated in the State of Delaware

               -  THC Acquisition Corp., incorporated in the State of
                  Delaware

               - Aquarion Management Services, Inc., incorporated in the State of Delaware

                        EXHIBIT 23(A)
                        -------------
              Consent of Independent Accountants
              ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statement of Form S-3 (No. 33-52973) and in the Registration Statement on Form S-8 (No. 33-53473) and the related prospectus of Aquarion Company of our report dated January 27, 1999, appearing on Page 18 of the Annual Report to Shareholders, which is incorporated by reference in the Annual Report on Form 10-K.



PricewaterhouseCoopers LLP
New York, New York
March 23, 1999