Form 10-Q
period 1999-03-31
AQUARION CO
filed 1999-05-14
CIK 49423

Form 10-Q

             UNITED STATES

   SECURITIES AND EXCHANGE COMMISSION

        Washington, D.C.  20549

   (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   March 31, 1999
                                         --------------
                        OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _____________
                                       ----------------    -------------

                 Commission File Number     1-8060
                                            ------
                    AQUARION COMPANY
                    ----------------
      (Exact name of registrant as specified in its charter)

     Delaware                                     06-0852232
  -----------------                     ---------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

835 Main Street, Bridgeport, Connecticut           06604-4995
----------------------------------------           -----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (203) 335-2333
                                                      --------------
(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No
                                ----       ------
Indicate the number of share outstanding of each of the issuer's classes of common stock as of May 11, 1999:

         Common Stock
 No Par Value (Stated Value: $1)               11,358,614
 -------------------------------            -----------------
           Class                            Number of Shares

PART I.  FINANCIAL INFORMATION



Item 1.  Consolidated Financial Statements

              AQUARION COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                        UNAUDITED

                                        Three Months Ended
                                             March 31,
                                      ---------------------
                                      1999            1998
                                      -----          ------
                                  (In thousands, except share data)
Operating revenues                   $25,722         $25,383

Costs and expenses:

Operating                              7,254           7,471

General and administrative             4,151           3,853

Depreciation                           3,651           3,525

Interest expense                       2,497           2,686

Taxes other than income taxes          2,678           2,532
                                   ---------        --------
      Total costs and expenses        20,231          20,067
                                   ---------        --------
                                       5,491           5,316

Allowance for funds used during
construction                              22              47
                                   ---------         -------
Income before income taxes             5,513           5,363

Income taxes                           2,148           2,328
                                   ---------         -------
       Net income                     $3,365         $ 3,035
                                   =========       =========
Basic earnings per share               $0.30           $0.27
                                   ---------        --------
Basic weighted average common
 shares outstanding               11,282,456      11,049,423
                                  ==========      ==========
Diluted earnings per share             $0.29           $0.27
                                  ----------      ----------
Diluted weighted average common
shares outstanding                11,653,288      11,316,744
                                  ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

               AQUARION COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                           UNAUDITED



                                        Three Months Ended
                                             March 31,
                                        ------------------
                                        1999           1998
                                        ------      -------
                                  (In thousands, except share data)
Beginning of period                    $27,297        $19,624
Net income                               3,365          3,035
                                       -------        -------
                                        30,662         22,659

Deduct:   Cash dividends declared on     3,140          3,031
          common stock, $.2775 per
          share and $.2733 per share
          for 1st quarter 1999 and
          1998, respectively            -------        -------

End of period                           $27,522        $19,628
                                        =======        =======




The accompanying notes are an integral part of these consolidated financial statements.


               AQUARION COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                   March 31,       December 31,
                                     1999              1998
                                 ----------        ------------
                                 (Unaudited)

                                     (In thousands)
Property, plant and equipment     $496,695          $493,279
Less:  accumulated depreciation    149,459           146,034
                                   -------           -------
     Net property, plant and
      equipment                    347,236           347,245
                                   -------           -------

Current assets:

Cash and cash equivalents              622               654

Accounts receivable from customers  13,028            11,325

Less: allowance for doubtful
 accounts                            2,117             1,976
                                    ------            ------
                                    10,911             9,349

Accrued revenues                    10,322             9,406

Inventories                          5,045             4,526

Prepaid expenses                    14,438            12,924

Other current assets                 4,359             4,626
                                   -------           -------

 Total current assets               45,697            41,485
                                   -------           -------
Prepaid taxes                       11,834            11,834

Recoverable income taxes            38,814            39,022

Other assets                        17,685            17,894
                                   -------           -------
                                  $461,266          $457,480
                                   =======           =======

The accompanying notes are an integral part of these consolidated financial statements.


                    AQUARION COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                       March 31,        December 31,
                                         1999               1998
                                      -----------   --------------
                                       (Unaudited)
                                     (In thousands, except share data)
Shareholders' equity:

Preferred stock, no par value,
 authorized                          $     -     $        -
 2,500,000 shares not to exceed
 aggregate balue of $25,000,000
 issuable in series-none issued

Common stock, stated value: $1
 Authorized-16,000,000 shares
 Issued-11,260,797 shares in 1998

Capital in excess of stated value       109,519     108,381

Retained earnings                        27,522      27,297

Less: minimum pension liability
 adjustment                                  99          99
                                        -------     -------
Total shareholders' equity              148,254     146,840
                                        -------     -------
Long-term debt and other obligations    141,380     141,380
                                        -------     -------
Current liabilities:

Short-term borrowings, unsecured         16,000           -

Current maturities of long-term debt          -      10,000

Accounts payable and accrued liabilities  11,464      14,868

Dividends payable                          3,139       3,115

Accrued interest                           2,218       2,834

Taxes other than income taxes                884         887

Income taxes                               3,805       3,782
                                         -------     -------
       Total current liabilities          37,510      35,486

Advances for construction                 19,543      19,638

Contributions in aid of construction      38,266      38,097

Deferred land sale gains                   1,589       1,658

Accrued postretirement benefit cost        5,379       5,165

Recoverable income taxes                   5,721       5,930

Deferred taxes                            63,624      63,286
                                         -------     -------
                                        $461,266    $457,480
                                         =======     =======

The accompanying notes are an integral part of these consolidated financial statements.


                AQUARION COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            UNAUDITED
                                         Three Months Ended March 31,
                                         ----------------------------
                                               1999        1998
                                             --------     --------
                                                 (In thousands)
Cash flows from operating activities:

  Net income                                  $3,365     $3,035

 Adjustments reconciling net income to
  net cash provided by operating activities:

 Depreciation and amortization                 3,846      3,719

 Allowance for funds used during construction    (22)       (47)

 Provision for losses on accounts receivable     134         90

 Deferred and prepaid income taxes, net          337        337

 Proceeds from sale of surplus land, net of      377        964

Change in assets and liabilities (Note 3)     (8,592)    (3,424)
                                              ------     ------
  Net cash used in operating activities         (555)     4,674
                                             -------     ------
Cash flows from investing activities:

  Capital additions, excluding an allowance for
  funds used during construction              (4,038)    (3,499)

  Advances and contributions in aid of           410        425

  Refunds on advances for construction           (46)       (80)

  Other investing activities                     124        330

    Net cash used in investing activities     (3,550)    (2,824)

Cash flows from financing activities:

  Principal payments on long-term debt       (10,000)        -

  Principal payments on short-term borrowings      -    (1,000)

  Net proceeds from short-term borrowings     16,000         -

  Proceeds from the issuance of common
   stock, net                                 1,221      1,734

  Common dividends paid                     (3,148)    (3,005)

  Bond finance charges                           -       (17)
                                           -------    ------
    Net cash provided by (used in)
     financing                               4,073    (2,288)
                                           -------    ------

Net decrease in cash and cash equivalents      (32)      (438)

Cash and cash equivalents, beginning
 of period                                     654        851
                                            ------     ------
Cash and cash equivalents, end of period      $622       $413
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

Aquarion's utility subsidiaries, BHC Company (BHC) and Sea Cliff Water Company (SCWC) (collectively, the Utilities), collect, treat and distribute water for residential, commercial and industrial customers, to other utilities for resale and for private and municipal fire protection. The Utilities provide water to customers in 30 communities with a population of over 500,000 people in Connecticut and Long Island, New York. BHC is the largest investor-owned water company in Connecticut and, with SCWC, is among the ten largest investor-owned water companies in the nation. The Utilities are regulated by several Connecticut and New York agencies, including the Connecticut Department of Public Utility Control (DPUC) and the New York Public Service Commission (PSC).

The Company's non-utility subsidiaries include: Timco, Inc. (Timco), a timber processing company based in New Hampshire; Aquarion Management Services, Inc. (AMS), a utility management services business; and Main Street South Corporation (MSSC), a real estate subsidiary formed in 1969 to assist BHC in marketing surplus land.

NOTE 1 - BASIS OF PRESENTATION

The  accompanying  consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, as applied in the case of rate-regulated public utilities, comply with the Uniform System of Accounts and ratemaking practices prescribed by the Company's regulating authorities. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations are not necessarily indicative of the results of operations for the calendar year. Water consumption is less in the first quarter of the year than during the warmer months. Other factors affecting the comparability of various accounting periods include the timing of rate increases granted the Utilities and the timing and magnitude of property sales. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's 1998 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes a new model for accounting for derivative and hedging activities and supersedes and amends a number of existing standards. SFAS 133 is effective for fiscal
years   beginning  after  June  15,  1999.    Upon  initial  application,  all
derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of
hedge transaction.   In  addition,  all  hedging  relationships  must  be
reassessed and documented pursuant to the provisions of SFAS 133. The Company does not expect adoption of this statement to have a significant impact on its financial position or results of operations.


NOTE 2 - INVENTORY

                                         March 31,   December 31,
                                           1999         1998
                                         --------    -----------
                                        (Unaudited)
   Lumber and logs                         $3,932        $3,534

   Materials and supplies                   1,113           992
                                            -----         -----
                                           $5,045        $4,526

                                   8

NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF CASH FLOWS

   Changes in assets and liabilities and supplemental cash flow information for the three-month period ended March 31, are set forth below (in thousands):

                                                     1999        1998
                                                    ------      ------
Changes in assets and liabilities:                      (Unaudited)

   (Increase) decrease in accounts receivable     $(2,612)        $692

   Increase in inventory                             (519)       (249)

   Increase in prepayments                         (1,514)     (1,115)

   Decrease in other current assets                   267         313

   Decrease in accounts payable and accrued        (3,404)     (3,457)

  (Decrease) increase in interest and taxes          (596)        654

   Net changes in other noncurrent balance sheet     (214)       (262)
                                                   ------     -------

                                                  $(8,592)    $(3,424)
                                                   ======      ======
Supplemental cash flow information:

   Cash paid for:

   Interest                                         $3,503      $3,092

   Income taxes                                     $1,790     $   875


NOTE 4 -  REGULATORY MATTERS

Rates. On March 17, 1999, BHC's Western division received a final decision from the DPUC for a 3.97 percent water service rate increase designed to provide a $607,000 increase in annual water service revenues. The new rate became effective on the date of approval.

On October 1, 1996, the Ridgefield Water Company, which has subsequently been merged into BHC, entered into a Consent Agreement with the State of Connecticut, Department of Environmental Protection (DEP), relating to certain water supply sources located in the Town of Ridgefield. The Consent Agreement requires BHC to meet various milestones by particular dates in order to bring B H C ' s Ridgefield water system into compliance with DEP's diversion regulations. BHC's failure to timely comply with many of the requirements of the Consent Order now permits DEP to demand certain fines from BHC.
This matter has been referred by DEP to the Office of the Connecticut Attorney General for further action. BHC is presently in the process of negotiating a revised Consent Agreement and its potential liability for civil penalties with the Attorney General s office. BHC is unable to assess the ultimate outcome of these negotiations at this time, but presently expects that any civil penalties will be less than $1,000,000.


NOTE 5 - SALE OF SURPLUS LAND

For the first three months of 1999, the Company sold approximately 7 acres of surplus land with proceeds totaling $664,000. Total gains, including recognition of deferred gains from prior land sales of $103,000, approximated $292,000.

In February 1997, the Company had entered into a contract to sell the entire Trout Brook Valley property for approximately $14,000,000 to a private developer. However, in June 1998, the Aspetuck Land Trust, a non-profit land preservation organization, exercised a statutory right of first refusal allowing it to purchase, at the original contract terms, substantially all of the Trout Brook Valley property for approximately $12,400,000. Connecticut statutes afford the buyer fifteen months to close, or until September 8, 1999. As of March 31, 1999, the Company has received $1,550,000 on deposit from the Aspetuck Land Trust. The proposed current sale has been approved by the DPUC. The Town of Weston, Connecticut has notified the Company of its intention to purchase, for approximately $820,000, the approximately 45 acre portion of BHC s Trout Brook Valley property located in Weston pursuant to its statutory right of first refusal. Although both BHC and the Aspetuck Land Trust have no objection to this purchase, BHC has indicated that it will only sell the Weston portion at or after the closing of the sale of the remainder of its Trout Brook Valley property. BHC filed a request with the DPUC for a declaratory ruling to the effect that the Town of Weston is not entitled to purchase only the Weston property. The Town of Weston subsequently filed an action in Connecticut Superior Court requesting that BHC be required to sell the Weston property to the Town of Weston separate from the proposed sale of the remainder of the Trout Brook Valley property to the Aspetuck Land Trust. The DPUC recently decided that it will not issue a declaratory ruling on this matter. The Superior Court proceeding is pending at this time.

The Company anticipates that the after-tax gain from the proposed current sale will be approximately $6,000,000, to be recognized over an applicable amortization period. In its decision approving the original sale, the DPUC granted the company a 10-year amortization period, which provides ratepayers with 55 percent and shareholders with 45 percent of the after-tax gain on approximately 60 percent of BHC's portion of the property. Due to the change in purchaser and its intended use of the property as open space, the Company is considering filing an amended application with the DPUC seeking a shorter amortization period.

    On December 18, 1998, the Company sold five parcels of land, located in Shelton, Connecticut and totaling 401 acres, to the City of Shelton for approximately $6,800,000. The Company received $2,268,000 in cash and a note receivable for the balance, which will be paid in two equal installments of $2,266,500 in December 1999 and July 2000. The after-tax net gain attributable to the sale amounted to $3,510,000. A 30-acre parcel of land, originally scheduled to be included in the sale, is expected to close in 1999, after BHC receives the necessary permits from the Connecticut Department of
 Health Services.

  In  1995,  the  Company entered into an agreement with a local developer to sell a 40-acre parcel of land located in New Canaan, Connecticut, for approximately $1,950,000. The Company anticipates that the after-tax gain from this transaction will be approximately $1,100,000. The sale has been approved by the DPUC. The buyer has been involved in litigation and appeals with several residents, environmental groups and the DEP over regulatory approvals. Although several appeals have been withdrawn, certain issues remain open. The Company anticipates closing this transaction sometime in 1999, however, the closing could be delayed due to the opposition to granting the required permits and approvals. No assurances can be given at this time that such permits and approvals will be granted.

   MSSC  owns a two-thirds share, through a joint venture, of approximately
7.7 acres of real property in Shelton, Connecticut. In December 1997, the joint venture was formally notified of an eminent domain action undertaken on behalf of the City of Shelton, with an accompanying notice of value of approximately $95,000. Although the Company does not concur with this value and has initiated an appeal process to obtain a higher value for this property, the Company reserved for the difference between the carrying value of the investment and its estimated net realizable value.

NOTE 6 - EARNINGS PER SHARE

  In accordance with SFAS 128, the following table presents the calculation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998.

In thousands, except per share data        Income       Shares     Per-Share
                                       (Numerator)  (Denominator)   Amount
------------------------------------   -----------  -------------  ---------
For the three months ended March 31,
Basic earnings per share
    Net income                              $3,365     11,282      $0.30
                                                                    ====
    Effect of dilutive stock options             -        371
                                            ------     ------
Diluted earnings per share
    Net income giving effect to dilutive
    stock options                           $3,365     11,653      $0.29
                                            ======     ======       ====
For the three months ended March 31,

    Basic earnings per share

    Net income                              $3,035     11,049      $0.27
                                                                    ====
    Effect of dilutive stock options             -        268
                                            ------     ------
Diluted earnings per share
    Net Income giving effect to
    dilutive stock options                  $3,035     11,317      $0.27
                                            ======     ======      =====


NOTE 7   INDUSTRY SEGMENT INFORMATION

   In  1998,  Aquarion  adopted Statement of Financial Accounting Standards

No. 131 (SFAS 131) Disclosure about segments of and Enterprise and Related Information , which requires the reporting of certain financial information by business segment.


In accordance with SFAS 131, the Company s four industry segments are:


   Public water supply--collection, purification and distribution of water for domestic commercial and industrial use, and for private and municipal fire protection service;
   Timber processing--processing, marketing and distribution of lumber products;
   Real Estate ownership, rental and sale of real property; and, Utility management services--nonregulated water-related services.

    The Company's industry segment information for the three months ended March 31 is as follows:

In thousands                                      1999       1998
------------------------------------------     -------     ------
Operating income (loss):
  Public water supply                             $7,103     $7,319
  Timber processing                                  432        326
  Real estate                                        374        462

  Utility management services                        (6)       (32)
Industry segment operating income                 7,903       8,075
Interest expense                                 (2,497)     (2,686)

Allowance for funds used during construction         22          47
Other income (expenses), net                         85         (73)
                                                 ------       -----
Income before income taxes                       $5,513      $5,363


The Company's operations take place in North America and no single customer accounts for 10 percent or more of total operating revenues.


 In thousands                                      1999       1998
------------------------------------------------  -------   -------
Segment assets:
   Public water supply                           $438,608   $428,559
   Timber processing                               10,661      9,093
   Real estate                                      4,581      4,527
   Utility management services                        280        504
                                                  -------    -------
      Subtotal                                    454,130    442,683

   Reconciling items                                7,136     11,450
                                                  -------    -------
Total consolidated items                         $461,266   $454,133
                                                  -------    -------
Capital Expenditures:

   Public water supply                              3,996     $3,154
   Timber processing                                   42        345
   Utility management services                          0          0
                                                   ------     ------

Total capital expenditures                         $4,038     $3,499
                                                    -----      -----
Depreciation expense:
   Public water supply                             $3,506     $3,396
   Timber processing                                  140        125
   Real estate                                          3          3
   Utility management services                          2          1
                                                    -----     ------
Total depreciation expense                         $3,651     $3,525
                                                    =====      =====


Reconciling items include assets of the parent company, which are not allocated to a specific industry segment.


NOTE 8   ACQUISITIONS

   On March 10, 1999, BHC signed a letter of intent to acquire the remaining stock of the closely held Village Water Company (Village) in Simsbury, Connecticut. In 1998, BHC acquired 9 percent of Village s common stock. Terms of the letter of intent call for BHC to pay Village shareholders $150 per share. The value of the transaction is $6,500,000, which includes payment for outstanding debentures that may be converted to common shares prior to closing. A definitive merger agreement is expected to be signed in the second quarter of 1999. Village has approximately 5,000 customers and annual revenues of $1,800,000. The transaction is subject to approval by Village shareholders and the DPUC. Regulatory approval is presently expected within 120 days after shareholder approval.

NOTE 9   STOCK SPLIT

    On  March  22,  1999,  the  Company  declared  a three-for-two split on the
Company's common stock, effected in the form of a 50 percent stock distribution to holders of record on March 1, 1999. This resulted in the issuance of 3,764,181 additional shares of common stock. Shareholders equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying the par value of the new shares issued from
capital  in  excess  of  stated  value  to  common  stock.    In addition, all
references in the financial statements to number of shares, per share amounts, stock option data, and market price of the Company s common stock for all periods presented have been restated to reflect this stock split.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Aquarion's 1998 Annual Report to Shareholders and incorporated by reference in Aquarion's Annual Report on Form 10-K for the year ended December 31, 1998 should be read in conjunction with the discussion below.

Capital Resources and Liquidity

Capital Expenditures

   The Company invested $4,038,000 in property, plant and equipment in the first three months of 1999, compared to $3,499,000 for the same 1998 period. The Utilities accounted for the majority of capital additions in both periods. Management estimates that capital expenditures will total $28,000,000 in 1999, of which approximately $27,000,000 will be for water utility construction programs.

Financing Activities

   The Company's capital expenditures have historically been financed from several sources, including internally generated funds, rate relief, proceeds from debt financings, sales of common stock and short-term borrowings under the Company's revolving credit agreements.

    Due to its declining capital requirements, the Company did not renew its unsecured revolving committed credit agreements, which expired on May 10,
1998.    The  Company  negotiated  with  some  of  its  lenders  to  establish
$40,000,000 of uncommitted lines of credit to finance short-term borrowings.

   On January 4, 1999, the Company repaid Aquarion s 5.95% unsecured Senior Note, issued in 1994, in the amount of $10,000,000.

    The Company obtained funds of $1,154,000 from the issuance of 37,685 shares of common stock under its Dividend Reinvestment and Common Stock Purchase Plan (the Plan) for the three months ended March 31, 1999 versus $788,000 for 24,409 shares in 1998. The Company also obtained funds of $68,000 from 2,600 stock options exercised for the three months ended March 31, 1999 compared to $926,000 for 38,080 stock options exercised during the first quarter of 1998. The Utilities received $410,000 and $425,000 from advances and contributions in aid of construction from developers and customers for the three months ended March 31, 1999 and 1998, receptively.

Future Financing Requirements

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

Year 2000 Compliance

   The Company is currently evaluating its exposure to the Year 2000 problem. In general terms, the problem arises from the fact that many existing computer systems and other equipment containing date-sensitive embedded technology (including non-information technology equipment and systems) use only two digits to identify a year in the date field, with the assumption that the first two digits of the year are always "19". As a result, such systems may misinterpret dates after December 31, 1999, which may result in miscalculations, other malfunctions or the total failure of such systems. Additional problems arise from the fact that the Year 2000 is a special case leap year. Because the Company is dependent upon the proper functioning of computer systems and other equipment containing date-sensitive technology, a failure of such systems and equipment to be Year 2000 compliant could have a material adverse effect on the Company. If not remedied, potential risks nclude business interruption or shutdown, financial loss, regulatory actions and legal liability.

    The Company has established a Year 2000 task force comprised of senior management and operating personnel to coordinate its Year 2000 efforts. This task force is currently evaluating the Company's exposure to the Year 2000 problem and has prepared a plan for managing the risks and costs associated therewith. The Company has hired an outside consultant to assist it in preparing and implementing its Year 2000 compliance and contingency plans. In addition, the Connecticut Department of Public Utility Control is reviewing the Company's Year 2000 preparations.

   The  Company's  general  process  of  addressing  the  Year 2000 problem

consists of the following steps: (a) inventorying systems, equipment and other items (including relationships with third parties) that potentially present a Year 2000 problem, (b) determining the materiality of such items to the Company and assessing the Year 2000 compliance of the material items through internal testing and outside certification, (c) repairing, replacing or preparing for the failure of material items that are determined to be non-compliant, (d) testing repaired or replaced items, and (e) designing and implementing contingency plans.

   The Company, in the ordinary course of business, replaced its corporate information system and several other systems which were not Year 2000 compliant. These systems had been scheduled for replacement for reasons unrelated to the Year 2000 problem. The integration of the new systems was completed during the first quarter of 1999. The Company intends to complete independent Year 2000 testing of these systems during the second quarter of 1999.

  The Company has completed its preliminary inventory of other systems, equipment and items that potentially present a Year 2000 problem. The outside consultant completed an assessment and impact analysis of equipment critical to the Company s operations in February 1999. The initial assessment revealed few non-compliant items. These items are in the process of being replaced. The Company began internal testing, and seeking outside certification, of material inventoried items during the first quarter of 1999 and expects to complete such assessment by the end of the second quarter of 1999. While the Company will not know the nature and extent of required repairs and replacements of non-compliant systems and equipment until such assessment is completed, it currently anticipates completing and testing such repairs and replacements by September 1999.

   In addition to its own systems and equipment, the Company depends upon the proper functioning of computer systems and other date-sensitive equipment of outside parties. These parties include banks, telecommunications service providers and electric and other utilities. The Company has compiled a preliminary list of such parties and has contacted these parties to determine the extent to which they are vulnerable to the Year 2000 problem. The Company does not currently have sufficient information about the Year 2000 exposure or remediation plans of such parties to predict the risk that they pose to the company. If the third parties with which the Company interacts have Year 2000 problems that are not remedied, resulting problems could include the loss of telecommunications and electrical service.

    Due to the uncertainties presented by such third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company is developing contingency plans for dealing with the most reasonably likely worst-case scenario. Such plans will likely include manual backup for automated systems, the use of electrical generators capable of sustaining operations through a power failure, and enhanced transition-period staffing to compensate for automation and communication failures. The Company's assessment of its most reasonably likely worst-case scenario and the exact nature and scope of its contingency plans will be effected by the Company's continued Year 2000 assessment. The Company expects to complete such assessment and contingency planning during the second quarter of 1999, and to have all contingency systems in place and fully tested by the fourth quarter of 1999.

    The  Company  estimates  that,  as  of  March  31,  1999,  its  costs of

addressing the Year 2000 problem have been less than $200,000. While the Company is currently unable to estimate future costs of addressing the Year 2000 problem, it does not believe that such costs will be material to the Company's financial condition. The Company has funded, and expects to continue to fund, the costs of its Year 2000 efforts through operating cash flow.

    This description of matters relating to the Year 2000 problem contains a number of forward-looking statements. See "Forward-Looking Statements". The Company's assessment of the costs of its Year 2000 program and the timetable for completing its Year 2000 preparations are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from those currently anticipated. In addition, there can be no assurance that the Company's Year 2000 program will be effective or that its contingency plans will be sufficient. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer software codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

Results of Operations for the three months ended March 31, 1999 and 1998

   Net income for the three months ended March 31, 1999 was $3,365,000 compared with $3,035,000 for the same 1998 period. Operating results during the first three months of 1999 are higher primarily due to improved results from the Company's Utility operations.

    Operating revenues increased $339,000 for the three months ended March 31, 1999 from the comparable 1998 period. This increase was attributable to higher revenues at Timco and BHC, which were partially offset by lower land sale revenue.

    Operating expenses decreased $217,000 for the three months ended March 31, 1999, from the comparable 1998 period. The decrease was primarily attributable to a reduction in land sale-related expenses and lower operating expenses at BHC. The decrease was partially offset by higher expenses at Timco, which resulted from increased revenue.

     General and administrative expenses increased $298,000 for the three months ended March 31, 1999, compared to the 1998 period. The increase was the result of increased miscellaneous general and administrative expenses at the Utilities.

     Depreciation expense increased $126,000 for the three months ended March 31, 1999 from the 1998 comparable period due to general plant additions.

     Interest expense for the three months ended March 31, 1999 was $189,000 lower than the 1998 comparable period due to reduced long-term debt.

     Taxes other than income taxes for the three months ended March 31, 1999 increased $146,000 from the comparable 1998 period due to increased property tax expense.

     Income  taxes  decreased  $180,000  for the three months ended March 31,

1999 from the comparable 1998 period due to a lower effective tax rate in 1999.

Significant changes in balance sheet accounts for the three months ended March 31, 1999

   The increase of $1,514,000 in prepaid expenses was primarily the result of prepaid property taxes that were paid in January 1999 and will be expensed over the first half of the year.

Forward-looking statements

  In addition to the historical information contained herein, this report contains a number of "forward-looking statements," within the meaning of the Securities and Exchange Act of 1934. Words such as "estimates", "expects", "anticipates", "intends", "plans" and similar expressions identify forward-looking statements. Such statements address future events and conditions concerning the adequacy of water supply and utility plant, capital expenditures, liquidity and capital resources, financial condition, results of operations, gains recorded from land sales and regulatory and accounting matters. Actual results in each case could differ materially from those projected in such statements. Factors that may cause actual results to differ include, without limitation, interest rates, economic factors, weather variations, decisions of regulatory agencies, seasonality and Year 2000 issues.

ITEM 3.     Quantitative and qualitative disclosures about market risk

       Not Applicable.

PART II.    OTHER INFORMATION

  ITEM 4.     Submission of matters to a vote of security holders

   At  the  Annual Meeting of Shareholders of the Company held on April 20,
1999, two directors were elected to a three-year term. The shareholders elected Janet D. Greenwood with 6,142,315 affirmative votes cast and 150,142 withheld, and John Urquhart with 6,155,920 affirmative votes cast and 136,537 withheld.

        Shareholders also approved a stock incentive plan for officers and key employees with 3,562,531 affirmative votes cast, 1,075,978 negative votes, 144,093 abstentions and 1,509,855 broker nonvotes.

        In addition,    shareholders    ratified    the    selection    of
PricewaterhouseCoopers LLP as independent accountants for 1999 with 6,205,947 affirmative votes cast, 40,057 negative votes and 46,453 abstentions.

ITEM 6      Exhibits and reports on Form 8-K

   (a)      Exhibits

            10(a) Employment agreement between Aquarion and Charles V.
                  Firlotte dated April 23, 1999

            10(b) Employment agreement between Aquarion and Daniel Neaton dated April 23, 1999

            27    Financial Data Schedule for the quarter ended March 31, 1999

     (b) The Company did not file a report on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 AQUARION COMPANY



Date:          May 12, 1999               By   /s/JANET M. HANSEN
     -----------------------                 --------------------
                                                Janet M. Hansen
                                              Executive Vice President
                                             Chief Financial Officer and
                                                   Treasurer

                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AQUARION COMPANY



Date:            May 12, 1999             By
     ------------------------------          ------------------------
                                                Janet M. Hansen
                                                Executive Vice President
                                                Chief Financial Officer and
                                                Treasurer

                        Exhibit Index

 Exhibit 27 Financial Date Schedule for the quarter ended March 31, 1999