Form 10-Q
period 1999-06-30
AQUARION CO
filed 1999-08-13
CIK 49423

                                   Form 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

     (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   June 30, 1999
                                                -----------------

                                      OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from ________________ to _____________

                       Commission File Number     1-8060
                                              ----------

                               AQUARION COMPANY
                             ---------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                  06-0852232
      -------------------------------                 --------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


     835 Main Street, Bridgeport, Connecticut              06604-4995
     ----------------------------------------             -------------
     (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:   (203) 335-2333
                                                          ----------------

-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changes since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No ______
                                 -----

Indicate the number of share outstanding of each of the issuer's classes of common stock as of August 9, 1999:

        Common Stock
        No Par Value (Stated Value: $1)              11,420,765
        ---------------------------------        ------------------
                   Class                          Number of Shares

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
          ---------------------------------


                       AQUARION COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

                                                    Quarter ended                          Six months ended
                                                       June 30,                                June 30,
                                        -------------------------------------      ----------------------------------
                                              1999                   1998                1999                1998
                                        -----------------        ------------       --------------       ------------
                                                            (In thousands, except per share date)

Operating revenues                               $27,564             $26,827             $53,286             $52,210
Costs and expenses:                     -----------------        ------------       --------------       ------------
Operating                                          7,551               7,214              14,805              14,685
General and administrative                         3,893               3,734               8,044               7,587
Depreciation                                       3,651               3,543               7,302               7,068
Interest expense                                   2,508               2,658               5,005               5,344
Taxes other that income taxes                      2,446               2,411               5,124               4,943
                                        -----------------        ------------        ------------        ------------
     Total costs and expenses                     20,049              19,560              40,280              39,627
                                        -----------------        ------------        ------------        ------------
                                                   7,515               7,267              13,006              12,583
Allowance for funds used during
 construction                                         30                  42                  52                  89
                                        -----------------        ------------        ------------        ------------
Income before income taxes                         7,545               7,309              13,058              12,672
Income taxes                                       2,992               3,301               5,140               5,629
                                        -----------------        ------------        ------------        ------------
     Net income                                   $4,553              $4,008              $7,918              $7,043
                                        =================        ============        ============        ============
Basic earnings per share                           $0.40               $0.36               $0.70               $0.64

Basic weighted average shares
 outstanding                                  11,353,624          11,112,561          11,318,236          11,081,168
                                        =================        ============        ============        ============
 Diluted earnings per share                        $0.38               $0.35               $0.67               $0.62
Diluted weighted average common         =================        ============        ============        ============
 shares outstanding                           11,841,895          11,368,667          11,747,979          11,337,272
                                        =================        ============        ============        ============


  The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   UNAUDITED



                                                                 Quarter ended June 30,              Six months ended June 30,
                                                       ----------------------------------------------------------------------------
                                                            1999                1998                1999                  1998
                                                       -------------       -------------       -------------       ----------------
                                                                          (In thousands, except share data)

Beginning of period                                          $27,522             $19,628             $27,297                $19,624
Net income                                                     4,553               4,008               7,918                  7,043
                                                       -------------       -------------       -------------       ----------------
                                                              32,075              23,636              35,215                 26,667
Deduct:  Cash dividends declared on   common stock,
 $.2775 per sharefor 1st and 2nd quarters 1999 and
 $.2733 per share for 1st and 2nd quarters 1998

                                                               3,162               3,050               6,302                  6,081
                                                       -------------       -------------       -------------      -----------------
End of period                                                $28,913             $20,586             $28,913                $20,586
                                                       =============       =============       =============      =================



The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               June 30,                   December 31,
                                                                 1999                           1998
                                                           -----------------            -----------------
                                                              (Unaudited)

                                                                         (In thousands)
Property, plant and equipment                                       $502,613                     $493,279
Less:  accumulated depreciation                                      153,078                      146,034
                                                            ----------------              ---------------
     Net property, plant and equipment                               349,535                      347,245
                                                            ----------------              ---------------

Current assets:
Cash and cash equivalents                                              1,159                          654
Accounts receivable from customers                                    15,890                       11,325
Less: allowance for doubtful accounts                                  2,240                        1,976
                                                            ----------------              ---------------
                                                                      13,650                        9,349
Accrued revenues                                                       9,917                        9,406
Inventories                                                            4,865                        4,526
Prepaid expenses                                                      13,640                       12,924
Other current assets                                                   4,049                        4,626
                                                            ----------------              ---------------
     Total current assets                                             47,280                       41,485
                                                            ----------------              ---------------
Prepaid taxes                                                         11,834                       11,834
Recoverable income taxes                                              38,814                       39,022
Other assets                                                          17,561                       17,894
                                                            ----------------              ---------------
                                                                    $465,024                     $457,480
                                                            ================              ===============


The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  June 30,                           December 31,
                                                                    1999                                 1998
                                                               -----------------------------    --------------------------
                                                                 (Unaudited)

                                                                        (In thousands, except share data)
Shareholders' equity:
Preferred stock, no par value, authorized                                     $            -                $            -
 2,500,000 shares not to exceed aggregate value of
 $25,000,000, issuable in series-none issued
Common stock, stated value: $1
  Authorized-16,000,000 shares
  Issued-11,394,951 shares in 1999 and
  11,260,797 shares in 1998                                                           11,395                        11,261
Capital in excess of stated value                                                    111,350                       108,381
Retained earnings                                                                     28,913                        27,297
Less:  minimum pension liability adjustment                                               99                            99
                                                                           -----------------              ----------------
     Total shareholders' equity                                                      151,559                       146,840
                                                                           -----------------              ----------------
Long-term debt and other obligations                                                 141,380                       141,380
                                                                           -----------------              ----------------
Current liabilities:
Short-term borrowings, unsecured                                                      13,500                             -
Current maturities of long-term debt                                                       -                        10,000
Accounts payable and accrued liabilities                                              14,289                        14,868
Dividends payable                                                                      3,162                         3,115
Accrued interest                                                                       2,530                         2,834
Taxes other than income taxes                                                            927                           887
Income taxes                                                                           2,039                         3,782
                                                                           -----------------              ----------------
     Total current liabilities                                                        36,447                        35,486
                                                                           -----------------              ----------------
Advances for construction                                                             19,740                        19,638
Contributions in aid of construction                                                  39,045                        38,097
Deferred land sale gains                                                               1,489                         1,658
Accrued postretirement benefit cost                                                    5,564                         5,165
Recoverable income taxes                                                               5,721                         5,930
Deferred taxes                                                                        64,079                        63,286
                                                                           -----------------              ----------------
                                                                                    $465,024                      $457,480
                                                                           =================              ================

The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                      Six months ended June 30,
                                                                                 -------------------------------------
                                                                                        1999                  1998
                                                                                 ---------------       ---------------
                                                                                           (In thousands)

Cash flows from operating activities:
  Net income                                                                            $  7,918               $ 7,043
  Adjustments reconciling net income to net cash provided by operating activities:
  Depreciation and amortization                                                            7,668                 7,426
  Allowance for funds used during construction                                               (52)                  (89)
  Provision for losses on accounts receivable                                                251                   221
  Deferred and prepaid income taxes, net                                                     792                   700
  Proceeds from sale of surplus land, net of gains                                           378                 1,457
Change in assets and liabilities (Note 3)                                                 (8,066)               (3,128)
                                                                                 ---------------       ---------------
  Net cash used in operating activities                                                    8,889                13,630
                                                                                 ---------------       ---------------
Cash flows from investing activities:
  Capital additions, excluding an allowance for funds used
   during construction                                                                   (10,207)               (9,251)
  Advances and contributions in aid of construction                                        1,419                 1,130
  Refunds on advances for construction                                                       (79)                 (235)
  Other investing activities                                                                 135                   394
                                                                                 ---------------       ---------------
     Net cash used in investing activities                                                (8,732)               (7,962)
                                                                                 ---------------       ---------------
Cash flows from financing activities:
  Principal payments on long-term debt                                                   (10,000)                    -
  Principal payments on short-term borrowings                                                  -                (2,900)
  Net proceeds from short-term borrowings                                                 13,500                     -
  Proceeds from the issuance of common stock, net                                          3,103                 2,757
  Common dividends paid                                                                   (6,255)               (6,042)
     Net cash provided by (used in) financing activities                                     378                (6,185)
                                                                                 ---------------       ---------------
Net decrease in cash and cash equivalents                                                    505                  (517)
Cash and cash equivalents, beginning of period                                               654                   851
                                                                                 ---------------       ---------------
Cash and cash equivalents, end of period                                                $  1,159               $   334
                                                                                 ===============       ===============

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes a new model for accounting for derivative and hedging activities and supersedes and amends a number of existing standards. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS 133. The Company does not expect adoption of this statement to have a significant impact on its financial position or results of operations. In June 1999, FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which delayed the implementation of SFAS 133 for one year.

NOTE 2 - INVENTORY
------------------

                                                       June 30,                        December 31,
                                                         1999                              1998
                                                  --------------------             ----------------
                                                      (Unaudited)
Lumber and logs                                               $3,666                        $3,534
Materials and supplies                                         1,199                           992
                                                       -------------                  ------------
                                                              $4,865                        $4,526
                                                       =============                  ============

NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------

  Changes in assets and liabilities and supplemental cash flow information for the six-month period ended June 30, are set forth below (in thousands):

                                                                      1999               1998
                                                               --------------       ------------
                                                                           (Unaudited)
Changes in assets and liabilities:
                                                                                         $  (111)
  Increase in accounts receivable                                     $(5,063)
  Increase in inventory                                                  (339)              (278)
  Increase in prepayments                                                (716)              (194)
  Decrease in other current assets                                        577                 45
  Decrease in accounts payable and accrued liabilities                   (579)            (1,838)
  Decrease in interest and taxes payable                               (2,007)               (87)
  Net changes in other noncurrent balance sheet items                      61               (665)
                                                               --------------       ------------
                                                                      $(8,066)           $(3,128)
                                                               ==============       ============
Supplemental cash flow information:
  Cash paid for:
     Interest                                                         $ 5,191            $ 5,214
     Income taxes                                                     $ 6,050            $ 5,045


NOTE 4 -  REGULATORY MATTERS
----------------------------

Rates. On March 17, 1999, BHC's Western division received a final decision from the DPUC approving a 3.97 percent water service rate increase designed to provide a $607,000 increase in annual water service revenues. The new rate became effective on the date of approval.

     On October 1, 1996, the Ridgefield Water Company, which has subsequently been merged into BHC, entered into a Consent Agreement with the State of Connecticut, Department of Environmental Protection (DEP), relating to certain water supply sources located in the Town of Ridgefield. The Consent Agreement requires BHC to meet various milestones by particular dates in order to bring BHC's Ridgefield water system into compliance with DEP's diversion regulations. BHC's failure to timely comply with many of the requirements of the Consent Order now permits DEP to demand certain fines from BHC. This matter has been referred by

DEP to the Office of the Connecticut Attorney General for further action. BHC is presently in the process of negotiating a revised Consent Agreement and its potential liability for civil penalties with the Attorney General's office. BHC is unable to assess the ultimate outcome of these negotiations at this time, but presently expects that any civil penalties will be less than $1,000,000.


NOTE 5 - SALE OF SURPLUS LAND
-----------------------------

     For the first six months of 1999, the Company sold approximately nine acres of surplus land with proceeds totaling $794,000. Total gains, including recognition of deferred gains from prior land sales of $206,000, approximated $416,000.

     In February 1997, the Company had entered into a contract to sell the entire Trout Brook Valley property for approximately $14,000,000 to a private developer. However, in June 1998, the Aspetuck Land Trust, a non-profit land preservation organization, exercised a statutory right of first refusal allowing it to purchase, at the original contract terms, substantially all of the Trout Brook Valley property for approximately $12,400,000. Connecticut statutes afford the buyer fifteen months to close, or until September 8, 1999. As of June 30, 1999, the Company has received $1,700,000 on deposit from the Aspetuck Land Trust. The proposed current sale has been approved by the DPUC. The Town of Weston, Connecticut has notified the Company of its intention to purchase, for approximately $820,000, the approximately 45 acre portion of BHC's Trout Brook Valley property located in Weston pursuant to its statutory right of first refusal. Both BHC and the Aspetuck Land Trust have no objection to this purchase.

  The Company anticipates that the after-tax gain from the proposed current sale will be approximately $6,000,000, to be recognized over an applicable amortization period. In its decision approving the original sale, the DPUC granted the company a 10-year amortization period, which provides ratepayers with 55 percent and shareholders with 45 percent of the after-tax gain on approximately 60 percent of BHC's portion of the property. Due to the change in purchaser and its intended use of the property as open space, the Company has filed an amended application with the DPUC seeking a shorter amortization period.

     On December 18, 1998, the Company sold five parcels of land, located in Shelton, Connecticut and totaling 401 acres, to the City of Shelton for approximately $6,800,000. The Company received $2,268,000 in cash and a note receivable for the balance, which will be paid in two equal installments of $2,266,500 in December 1999 and July 2000. The after-tax net gain attributable to the sale amounted to $3,510,000. A 30-acre parcel of land, originally scheduled to be included in the sale, is expected to close in 1999 after BHC receives the necessary permits from the Connecticut Department of Health Services.

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

NOTE 6 - EARNINGS PER SHARE
---------------------------

     In accordance with SFAS 128, the following table presents the calculation of basic and diluted earnings per share for the quarter and six months ended June 30, 1999 and 1998.

In thousands, except per share data                  Income               Shares                    Per-share
                                                   (numerator)         (denominator)                 amount
---------------------------------------------   --------------    ----------------------          -----------
For the quarter ended June 30, 1999
Basic earnings per share
  Net income                                            $4,553                11,354                    $0.40
                                                                                                  ===========
  Effect of dilutive stock options                           -                   488
Diluted earnings per share                       -------------     -----------------
     Net income giving effect to dilutive
      stock options                                     $4,553                11,842                    $0.38
                                                 =============     =================              ===========
For the quarter ended June 30, 1998
Basic earnings per share
     Net income                                         $4,008                11,113                    $0.36
                                                                                                  ===========
     Effect of dilutive stock options                        -                   256
Diluted earnings per share                       =============     =================
     Net income giving effect to dilutive
      stock options                                     $4,008                11,369                    $0.35
                                                ==============          ============              ===========
For the six months ended June 30, 1999
Basic earnings per share
     Net income                                         $7,918                11,318                    $0.70
                                                                                                  ===========
     Effect of dilutive stock options                        -                   430
Diluted earnings per share                     ---------------          ------------
     Net income giving effect to dilutive
      stock options                                     $7,918                11,748                    $0.67
                                               ===============          ============              ===========
For the six months ended June 30, 1998
Basic earnings per share
     Net income                                         $7,043                11,081                    $0.64
                                                                                                  ===========
     Effect of dilutive stock options                        -                   256
Diluted earnings per share                     ===============          ============
     Net income giving effect to dilutive
      stock options                                     $7,043                11,337                    $0.62
                                                ==============          ============              ===========

NOTE 7 - INDUSTRY SEGMENT INFORMATION
-------------------------------------

     In 1998, Aquarion adopted Statement of Financial Accounting Standards
No. 131 (SFAS 131) "Disclosure about Segments of and Enterprise and Related Information", which requires the reporting of certain financial information by business segment.

     In accordance with SFAS 131, the Company's four industry segments are:

     Public water supply--collection, purification and distribution of water for domestic commercial and industrial use, and for private and municipal fire protection service;

     Timber processing--processing, marketing and distribution of lumber products;

     Real Estate--ownership, rental and sale of real property; and,

     Utility management services--nonregulated water-related services.

     The Company's industry segment information for the six months ended June 30 is as follows:

In thousands                                                   1999             1998
------------------------------------------------------   -------------    -------------

Operating income (loss):
  Public water supply                                          $16,399          $16,389
  Timber processing                                                762              662
  Real estate                                                      580              867
  Utility management services                                      (42)             (59)
                                                         -------------    -------------
Industry segment operating income                               17,699           17,859
Interest expense                                                 5,005            5,344
Allowance for funds used during construction                        52               89
Other income (expenses), net                                       312               68
                                                         -------------    -------------
Income before income taxes                                     $13,058          $12,672
                                                         =============    =============

     The Company's operations take place in North America and no single customer accounts for 10 percent or more of total operating revenues.


In thousands                                                  1999            1998
------------------------------------------------------   -------------   -------------

Segment assets:
  Public water supply                                         $441,071        $431,413
  Timber processing                                             10,948           9,391
  Real estate                                                    4,578           4,525
  Utility management services                                      309             363
                                                         -------------   -------------
     Subtotal                                                  456,906         445,692
     Reconciling items                                           8,118          11,788
                                                         -------------   -------------
Total consolidated items                                      $465,024        $457,480
                                                         -------------   -------------
Capital Expenditures:
  Public water supply                                           10,087           8,600
  Timber processing                                                120             651
                                                         -------------   -------------
Total capital expenditures                                    $ 10,207        $  9,251
                                                         -------------   -------------
Depreciation expense:
  Public water supply                                         $  7,013        $  6,816
  Timber processing                                                279             244
  Real estate                                                        6               5
  Utility management services                                        4               3
                                                         -------------   -------------
Total depreciation expense                                    $  7,302         $ 7,068
                                                         =============   =============


     Reconciling items include assets of the parent company, which are not allocated to a specific industry segment.

NOTE 8 - ACQUISITIONS
---------------------

  On May 31, 1999, the Board of Directors of the Company approved an agreement to be acquired by Yorkshire Water plc, which has subsequently been renamed Kelda Group plc (Kelda), of Leeds, England, for $37.05 per share in cash. As a result, Aquarion will be merged with a subsidiary of Kelda. The value of the transaction is $445 million in cash, net of assumed proceeds from unexercised stock options, based on approximately 12.6 million fully diluted shares outstanding, plus the assumption by Kelda of $155 million in debt. The DPUC and the New York PSC must approve the transaction. Their approvals are expected in late 1999 or early 2000. In addition, the merger is subject to approval by the Company's shareholders. After the merger is completed, Aquarion will maintain its corporate identity, but will be a wholly owned subsidiary of Kelda.

  On June 1, 1999, BHC signed a definitive merger agreement to acquire the remaining stock of the closely held Village Water Company (Village) in Simsbury, Connecticut. In 1998, BHC acquired 9 percent of Village's common stock. Terms of the agreement call for BHC to pay Village shareholders $150 per share. The value of the transaction is $6,500,000, which includes payment for outstanding debentures that may be converted to common shares prior to closing. Village has approximately 5,000 customers and annual revenues of $1,800,000. Village shareholders have approved the sale. The transaction is subject to DPUC approval, which is presently expected in the fourth quarter of 1999.

NOTE 9 - STOCK SPLIT
--------------------

  On March 22, 1999, the Company declared a three-for-two split on the Company's common stock, effected in the form of a 50 percent stock distribution to holders of record on March 1, 1999. This resulted in the issuance of 3,764,181 additional shares of common stock. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying the par value of the new shares issued from capital in excess of stated value to common stock. In addition, all references in the financial statements to number of shares, per share amounts, stock option data, and market price of the Company's common stock for all periods presented have been restated to reflect this stock split.


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

Capital Resources and Liquidity
-------------------------------

 Capital Expenditures
 --------------------

  The Company invested $10,207,000 in property, plant and equipment in the first six months of 1999, compared to $9,251,000 for the same period in 1998. The Utilities accounted for the majority of capital additions in both periods. Management estimates that capital expenditures will total $28,000,000 in 1999, of which approximately $27,000,000 will be for water utility construction programs.

Financing Activities
--------------------

  The Company's capital expenditures have historically been financed from several sources, including internally generated funds, rate relief, proceeds from debt financings, sales of common stock and short-term borrowings under the Company's revolving credit agreements.

     Due to its declining capital requirements, the Company did not renew its unsecured revolving committed credit agreements, which expired on May 10, 1998. The Company currently has $30,000,000 of uncommitted lines of credit with two lenders to finance short-term borrowings.

     On January 4, 1999, the Company repaid Aquarion's 5.95% unsecured Senior Note, issued in 1994, in the amount of $10,000,000.

     The Company obtained funds of $2,554,000 from the issuance of 89,068 shares of common stock under its Dividend Reinvestment and Common Stock Purchase Plan (the Plan) for the six months ended June 30, 1999 versus $1,648,000 for 51,993 shares in the same period in 1998. The Company also obtained funds of $504,000 from 31,526 stock options exercised for the six months ended June 30, 1999 compared to $157,000 for 6,016 stock options exercised during the comparable 1998 period. The Utilities received $471,000 and $1,130,000 from advances and contributions in aid of construction from developers and customers for the six months ended June 30, 1999 and 1998, respectively.

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

     The Company has established a Year 2000 task force comprised of senior management and operating personnel to coordinate its Year 2000 efforts. This task force has been evaluating the Company's exposure to the Year 2000 problem and has prepared a plan for managing the risks and costs associated therewith. The Company has hired an outside consultant to assist it in preparing and implementing its Year 2000 compliance and contingency plans. In addition, the DPUC has hired a consultant that is currently working with the Company to review the Year 2000 preparations.

     The Company's general process of addressing the Year 2000 problem consists of the following steps: (a) inventorying systems, equipment and other items (including relationships with third parties) that potentially present a Year 2000 problem, (b) determining the materiality of such items to the Company and assessing the Year 2000 compliance of the material items through internal testing and outside certification, (c) repairing, replacing or preparing for the failure of material items that are determined to be non-compliant, (d) testing critical systems and equipment material to operations, and (e) designing and implementing contingency plans.

     The Company, in the ordinary course of business, replaced its corporate information system and several other systems which were not Year 2000 compliant. These systems had been scheduled for replacement for reasons unrelated to the Year 2000 problem. The integration of the new systems was completed during the first quarter of 1999. The Company completed independent Year 2000 testing of these systems during the second quarter of 1999.

     The Company has completed its preliminary inventory of other systems, equipment and items that potentially present a Year 2000 problem. The outside consultant completed an assessment and impact analysis of equipment critical to the Company's operations in February

1999. The initial assessment revealed few non-compliant items. These items are in the process of being replaced. The Company has completed internal testing of material inventoried items and has obtained outside certification of these items. The Company is presently in the process of replacing non-compliant items and anticipates completing and testing such replacements by October 1999.

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

     Due to the uncertainties presented by such third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company has developed contingency plans for dealing with the most reasonably likely worst-case scenario. Such plans include manual backup for automated systems, the use of electrical generators capable of sustaining operations through a power failure, and enhanced transition-period staffing to compensate for automation and communication failures. The Company's assessment of its most reasonably likely worst-case scenario and the exact nature and scope of its contingency plans will be effected by the Company's continued Year 2000 assessment. The Company expects to have all contingency systems in place and fully tested by the fourth quarter of 1999.

     The Company estimates that, as of June 30, 1999, its costs of addressing the Year 2000 problem have been less than $200,000. While the Company is currently unable to estimate future costs of addressing the Year 2000 problem, it does not believe that such costs will be material to the Company's financial condition. The Company has funded, and expects to continue to fund, the costs of its Year 2000 efforts through operating cash flow.

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

Results of Operations for the six months ended June 30, 1999 and 1998
---------------------------------------------------------------------

     Net income for the six months ended June 30, 1999 was $7,918,000 compared with $7,043,000 for the same 1998 period. Operating results during the first six months of 1999 are higher primarily due to improved results from the Company's Utility operations.

     Operating revenues increased to $53,286,000 for the six months ended June 30, 1999 compared to $52,210,000 in the same 1998 period. The rise in revenues reflects increased water sales, due to a hot, dry spring and early summer, by the Utilities; the March 17, 1999 increase in BHC's Western division water rates; and increased sales volume at Timco. These increases were partially offset by lower land sale revenue.

     Operating expenses increased slightly, by less than one percent, to $14,805,000 for the six months ended June 30, 1999, from the comparable 1998 period. The increase was primarily attributable to higher operating expenses at Timco and BHC, which resulted from increased revenue. These increases were partially offset by a reduction in land sale-related expenses.

     General and administrative expenses increased $457,000 for the six months ended June 30, 1999, compared to the 1998 period. The increase was the result of increased miscellaneous general and administrative expenses at the Utilities.

     Depreciation expense increased $234,000 for the six months ended June 30, 1999 from the 1998 comparable period due to general plant additions.

     Interest expense for the six months ended June 30, 1999 was $339,000 lower than the 1998 comparable period due to reduced long-term debt.

     Taxes other than income taxes for the six months ended June 30, 1999 increased

$181,000 from the comparable 1998 period due to increased property tax expense.

     Income taxes decreased $489,000 for the six months ended June 30, 1999 from the comparable 1998 period due to a lower effective tax rate in 1999.

Significant changes in balance sheet accounts for the six months ended June 30,
-------------------------------------------------------------------------------
1999
----

     Accounts receivable increased by $4,565,000 for the six months ended June 30, 1999 compared to the 1998 period due to higher billed water revenues, increased non-water accounts receivable and timing of customer payments.

     Income tax liability decreased by $1,743,000 for the six months ended June 30, 1999 from the comparable 1998 period due to a lower effective tax rate for 1999.


Forward-looking statements
--------------------------

     In addition to the historical information contained herein, this report contains a number of "forward-looking statements" within the meaning of the Securities Exchange Act of 1934. Words such as "estimates", "expects", "anticipates", "intends", "plans" and similar expressions identify forward-looking statements. Such statements address future events and conditions concerning the adequacy of water supply and utility plant, capital expenditures, liquidity and capital resources, financial condition, results of operations, gains recorded from land sales, acquisition activities and regulatory and accounting matters. Actual results in each case could differ materially from those projected in such statements. Factors that may cause actual results to differ include, without limitation, interest rates, economic factors, weather variations, decisions of regulatory agencies, seasonality, Year 2000 issues and, with respect to the proposed acquisition by Kelda, approval by the Company's shareholders.


ITEM 3.   Quantitative and qualitative disclosures about market risk
          ----------------------------------------------------------

     Not Applicable.

PART II.    OTHER INFORMATION

ITEM 4.   Submission of matters to a vote of security holders
          ---------------------------------------------------

     Previously reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

ITEM 6    Exhibits and reports on Form 8-K
          --------------------------------

(a)  Exhibits

     2 Agreement and Plan of Merger dated as of May 31, 1999 among Aquarion, Kelda Group plc (formerly named Yorkshire Water plc) and Waterman Acquisition Corp. (incorporated by reference to Exhibit 2 of the Current Report on Form 8-K of Aquarion, filed June 8, 1999).

    10(a) Continuity Agreement between Aquarion and Richard K. Schmidt dated as of May 7, 1999.

    10(b) Continuity Agreement between Aquarion and Janet M. Hansen dated as of May 7, 1999.

    10(c) Form of Continuity Agreements between Aquarion and Charles V.
          Firlotte, Daniel Neaton and Larry L. Bingaman, each dated as of May 7, 1999.

    10(d) Form of Continuity Agreements between Aquarion and Charles V.
          Firlotte, Daniel Neaton and Larry L. Bingaman, each dated as of May 7, 1999.

    27    Financial Data Schedule for the quarter ended June 30, 1999

(b) On June 8, 1999, the Company filed a Current Report on Form 8-K pursuant to the Securities Exchange Act of 1934, reporting an event under Item 5 of such Form. No financial statements were filed therewith.

                                   SIGNATURE
                                   ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AQUARION COMPANY



Date:         August 13, 1999              By    /s/JANET M. HANSEN
          ------------------------           ---------------------------------
                                                     Janet M. Hansen
                                                Executive Vice President
                                              Chief Financial Officer and
                                                       Treasurer

                                 Exhibit Index



10(a)  Continuity Agreement between Aquarion and Richard K. Schmidt dated as of
               May 7, 1999.

10(b)  Continuity Agreement between Aquarion and Janet M. Hansen dated as of May
               7, 1999.

10(c)  Form of Continuity Agreements between Aquarion and Charles V. Firlotte,
               Daniel Neaton and Larry L. Bingaman, each dated as of May 7,
               1999.

10(d)  Form of Continuity Agreements between Aquarion and Charles V. Firlotte,
               Daniel Neaton and Larry L. Bingaman, each dated as of May 7,
               1999.

Exhibit 27  Financial Data Schedule for the quarter ended June 30, 1999