Form 10-Q/A
period 1999-06-30
AQUARION CO
filed 1999-08-18
CIK 49423

                                  Form 10-Q/A
                                Amendment No. 1

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

     (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999
                                               -------

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _____________

                       Commission File Number 1-8060
                                              ------

                               AQUARION COMPANY
                             --------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                               06-0852232
                 --------                               ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


     835 Main Street, Bridgeport, Connecticut           06604-4995
     ----------------------------------------          ------------
     (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code: (203) 335-2333
                                                         --------------

     __________________________________________________________________________
     (Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No ______
                                -----

Indicate the number of share outstanding of each of the issuer's classes of common stock as of August 9, 1999:

                Common Stock
       No Par Value (Stated Value: $1)                     11,420,765
       -------------------------------               ---------------------
                    Class                               Number of Shares

                               AQUARION COMPANY

THE REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS, FINANCIAL STATEMENTS, EXHIBITS OR OTHER PORTIONS OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999 (THE "FORM 10-Q") AS SET FORTH BELOW:

ITEM 6    Exhibits and reports on Form 8-K
          --------------------------------

Item 6 of the Form 10-Q is hereby amended and restated in its entirety as follows:

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

          10(a) Continuity Agreement between Aquarion and Richard K. Schmidt dated as of May 7, 1999.

          10(b) Continuity Agreement between Aquarion and Janet M. Hansen dated as of May 7, 1999.

          10(c) Form of Continuity Agreement between Aquarion and each of Charles V. Firlotte, Daniel A. Neaton and Larry L. Bingaman, each dated as of May 7, 1999.

          10(d) Continuity Agreement between Aquarion and James S. McInerney dated as of May 7, 1999.

          27     Financial Data Schedule for the quarter ended June 30, 1999

     (b) On June 8, 1999, the Company filed a Current Report on Form 8-K pursuant to the Securities Exchange Act of 1934, reporting an event under Item 5 of such Form. No financial statements were filed therewith.

                                 Exhibit Index


The Exhibit Index of the Form 10-Q is hereby amended and restated in its entirety as follows:

10(a)  Continuity Agreement between Aquarion and Richard K. Schmidt dated as of
               May 7, 1999.

10(b)  Continuity Agreement between Aquarion and Janet M. Hansen dated as of May
               7, 1999.

10(c)  Form of Continuity Agreements between Aquarion and each of Charles V.
               Firlotte, Daniel A. Neaton and Larry L. Bingaman, each dated as of May 7, 1999.

10(d)  Continuity Agreement between Aquarion and James S. McInerney dated as of
               May 7, 1999.

Exhibit 27   Financial Data Schedule for the quarter ended June 30, 1999