Form 10-Q
period 1999-09-30
AQUARION CO
filed 1999-11-09
CIK 49423

                                  Form 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

      (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   September 30, 1999
                                             ----------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _____________

                       Commission File Number     1-8060
                                               -------------

                               AQUARION COMPANY
                             ------------------
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
                                                          ----------------

     --------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No ______
                                -----

Indicate the number of share outstanding of each of the issuer's classes of common stock as of November 5, 1999:

                   Common Stock
             No Par Value (Stated Value: $1)            11,508,123
            ---------------------------------    -------------------------
                      Class                          Number of Shares

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
          ---------------------------------


                       AQUARION COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED

                                                    Quarter ended                         Nine months ended
                                                    September 30,                           September 30,
                                        ------------------------------------    ------------------------------------
                                               1999                1998                1999                1998
                                        ----------------    ----------------    ----------------    ----------------
                                                            (In thousands, except per share date)
Operating revenues                           $    43,899         $    29,968         $    97,185         $    82,178
                                        ----------------    ----------------    ----------------    ----------------
Costs and expenses:
Operating                                         12,847               7,527              27,652              22,212
General and administrative                         4,701               3,322              12,745              10,909
Depreciation                                       3,525               3,532              10,827              10,600
Interest expense                                   2,451               2,619               7,456               7,963
Taxes other that income taxes                      2,350               2,016               7,474               6,959
                                        ----------------    ----------------    ----------------    ----------------
     Total costs and expenses                     25,874              19,016              66,154              58,643
                                        ----------------    ----------------    ----------------    ----------------
                                                  18,025              10,952              31,031              23,535
Allowance for funds used during
 construction                                         63                  64                 115                 153
                                        ----------------    ----------------    ----------------    ----------------
Income before income taxes                        18,088              11,016              31,146              23,688
Income taxes                                       6,400               4,891              11,540              10,520
                                        ----------------    ----------------    ----------------     ---------------
     Net income                              $    11,688         $     6,125         $    19,606         $    13,168
                                        ================    ================    ================     ===============
Basic earnings per share                     $      1.02         $      0.55         $      1.73         $      1.19
                                        ================    ================    ================     ===============
Basic weighted average shares
 outstanding                                  11,418,795          11,162,457          11,352,124          11,108,552
                                        ================    ================    ================     ===============
Diluted earnings per share                   $      0.97         $      0.54         $      1.66         $      1.16
                                        ================    ================    ================     ===============
Diluted weighted average common
 shares outstanding                           11,991,663          11,431,407          11,836,923          11,368,818
                                        ================    ================    ================    ================


  The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   UNAUDITED



                                                              Quarter ended September 30,         Nine months ended September 30,
                                                       ----------------------------------------------------------------------------
                                                            1999                1998                1999                  1998
                                                       -------------       -------------       -------------         --------------
                                                                           (In thousands, except share data)
Beginning of period                                          $28,913             $20,586             $27,297                $19,624
Net income                                                    11,688               6,125              19,606                 13,168
                                                       -------------       -------------       -------------         --------------
                                                              40,601              26,711              46,903                 32,792
Deduct:  Cash dividends declared on common stock,
         $.28 per share for 3rd quarter 1999, $.2775
         per share for 1st and 2nd quarters 1999,
         $.2767 for 3rd quarter 1998 and $.2733 per            3,212               3,087               9,514                  9,168
         share for 1st and 2nd quarters 1998
                                                       -------------       -------------       -------------         --------------
  End of period                                              $37,389             $23,624             $37,389                $23,624
                                                       =============       =============       =============         ==============



  The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                        September 30,        December 31,
                                                            1999                1998
                                                      ---------------      ---------------
                                                        (Unaudited)

                                                                  (In thousands)
Property, plant and equipment                         $   506,806          $   493,279
Less:  accumulated depreciation                           156,023              146,034
                                                      -----------          -----------
     Net property, plant and equipment                    350,783              347,245
                                                      -----------          -----------

Current assets:
Cash and cash equivalents                                   3,370                  654
Accounts receivable from customers                         16,673               11,325
Less: allowance for doubtful accounts                       2,379                1,976
                                                      -----------          -----------
                                                           14,294                9,349
Accrued revenues                                           10,610                9,406
Inventories                                                 3,961                4,526
Prepaid expenses                                           16,208               12,924
Other current assets                                        6,196                4,626
                                                      -----------          -----------
     Total current assets                                  54,639               41,485
                                                      -----------          -----------
Prepaid taxes                                              11,819               11,834
Recoverable income taxes                                   38,813               39,022
Other assets                                               13,699               17,894
                                                      -----------          -----------
                                                      $   469,753          $   457,480
                                                      ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   September 30,      December 31,
                                                                      1999               1998
                                                                  ---------------    --------------
                                                                   (Unaudited)

                                                                  (In thousands, except share data)
Shareholders' equity:

Preferred stock, no par value, authorized                         $             -    $            -
 2,500,000 shares not to exceed aggregate value of
 $25,000,000, issuable in series-none issued
Common stock, stated value: $1
  Authorized-16,000,000 shares
  Issued-11,478,400 shares in 1999 and
  11,260,797 shares in 1998                                                11,478            11,261
Capital in excess of stated value                                         113,579           108,381
Retained earnings                                                          37,389            27,297
Less:  minimum pension liability adjustment                                    99                99
                                                                  ---------------    --------------
     Total shareholders' equity                                           162,347           146,840
                                                                  ---------------    --------------
Long-term debt and other obligations                                      141,380           141,380
                                                                  ---------------    --------------
Current liabilities:
Current maturities of long-term debt                                            -            10,000
Accounts payable and accrued liabilities                                   13,039            14,868
Dividends payable                                                           3,212             3,115
Accrued interest                                                            2,198             2,834
Taxes other than income taxes                                               1,169               887
Income taxes                                                                7,500             3,782
                                                                  ---------------    --------------
     Total current liabilities                                             27,118            35,486
                                                                  ---------------    --------------
Advances for construction                                                  20,369            19,638
Contributions in aid of construction                                       40,255            38,097
Deferred land sale gains                                                      761             1,658
Accrued postretirement benefit cost                                         5,479             5,165
Recoverable income taxes                                                    5,721             5,930
Deferred taxes                                                             66,323            63,286
                                                                  ---------------    --------------
                                                                  $       469,753    $      457,480
                                                                  ===============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                       AQUARION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                         Nine months ended September 30,
                                                                      -------------------------------------
                                                                           1999                  1998
                                                                      ---------------       ---------------
                                                                                  (In thousands)
Cash flows from operating activities:
  Net income                                                          $     19,606          $     13,168
  Adjustments reconciling net income to net cash provided by operating activities:
  Depreciation and amortization                                             11,344                11,157
  Allowance for funds used during construction                                (115)                 (153)
  Provision for losses on accounts receivable                                  686                   310
  Deferred and prepaid income taxes, net                                     3,052                 1,591
  Proceeds from sale of surplus land, net of gains                           7,515                 1,438
Change in assets and liabilities (Note 3)                                  (11,190)                  (96)
                                                                      ------------          ------------
  Net cash provided by operating activities                                 30,887                27,415
                                                                      ------------          ------------
Cash flows from investing activities:
  Capital additions, excluding an allowance for funds used
   during construction                                                     (16,888)              (14,080)

  Advances and contributions in aid of construction                          3,276                 1,805
  Refunds on advances for construction                                         (97)                 (299)
  Other investing activities                                                  (462)                 (761)
                                                                      ------------          ------------
     Net cash used in investing activities                                 (14,171)              (13,335)
                                                                      ------------          ------------
Cash flows from financing activities:
  Principal payments on long-term debt                                     (10,000)                    -
  Principal payments on short-term borrowings                                    -                (9,000)
  Proceeds from the issuance of common stock, net                            5,415                 3,692
  Common dividends paid                                                     (9,415)               (9,079)
                                                                      ------------          ------------
     Net cash used in financing activities                                 (14,000)              (14,387)
                                                                      ------------          ------------
Net increase(decrease) in cash and cash equivalents                          2,716                  (307)
Cash and cash equivalents, beginning of period                                 654                   851
                                                                      ------------          ------------
Cash and cash equivalents, end of period                              $      3,370          $        544
                                                                      ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                               AQUARION COMPANY
                               ---------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                   UNAUDITED
                                   ---------


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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes a new model for accounting for derivative and hedging activities and supersedes and amends a number of existing standards. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", which delayed the implementation of SFAS 133 for one year. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS 133. The Company does not expect adoption of this statement to have a significant impact on its financial position or results of operations.

NOTE 2 - INVENTORY
------------------

                                September 30,           December 31,
                                   1999                     1998
                              ---------------          --------------
                                 (Unaudited)
Lumber and logs                 $       2,886            $      3,534
Materials and supplies                  1,075                     992
                                -------------            ------------
                                $       3,961            $      4,526
                                =============            ============

NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------

     Changes in assets and liabilities and supplemental cash flow information for the nine-month period ended September 30, are set forth below (in thousands):

                                                                      1999               1998
                                                               --------------       ------------
                                                                           (Unaudited)
Changes in assets and liabilities:

       Increase in accounts receivable                         $       (6,835)      $     (2,247)
       Decrease in inventory                                              565                132
       Increase in prepayments                                         (3,284)            (2,697)
       (Increase)decrease in other current assets                      (1,570)             5,034
       Decrease in accounts payable and accrued liabilities            (1,831)            (2,529)
       Decrease in interest and taxes payable                           3,364              2,108
       Net changes in other noncurrent balance sheet items             (1,599)            (1,837)
                                                               --------------       ------------
                                                               $      (11,190)      $     (2,036)
                                                               ==============       ============
Supplemental cash flow information:
     Cash paid for:
         Interest                                              $        8,092       $      8,203
         Income taxes                                          $        6,150       $      5,950


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


NOTE 5 - SALE OF SURPLUS LAND
-----------------------------

     On September 2, 1999, BHC sold the Trout Brook Valley property, consisting of approximately 758 acres, to the Aspetuck Land Trust, a non-profit land preservation organization, and the Town of Weston, Connecticut for a total of approximately $11,571,000. The after-tax net gain attributable to the sale amounted to $6,215,000 with $4,869,000 recognized in 1999. In a subsequent decision approving the sales, the DPUC amended its original decision and granted the Company a three year amortization period, which provides shareholders with 83 percent and ratepayers with 17 percent of the after tax gain on approximately 60 percent of BHC's portion of the property. The Company will receive a tax deduction for a charitable contribution based on the difference between the sale price and the fair market value of the property.

     In addition, the Company sold approximately 12 acres of surplus land with proceeds totaling $921,000 for the first nine months of 1999. Total gains, including recognition of deferred gains from prior land sales of $309,000, approximated $538,000.

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

NOTE 6 - EARNINGS PER SHARE
---------------------------

     In accordance with SFAS 128, the following table presents the calculation of basic and diluted earnings per share for the quarter and nine months ended September 30, 1999 and 1998.

In thousands, except per share data                     Income              Shares              Per-share
                                                      (numerator)        (denominator)           amount
---------------------------------------------       --------------     -----------------      -----------
For the quarter ended September 30, 1999

Basic earnings per share

       Net income                                     $   11,688                11,419       $      1.02
                                                                                             ===========
       Effect of dilutive stock options                        -                   573
                                                     -----------          ------------
Diluted earnings per share
       Net income giving effect to dilutive
       stock options                                  $   11,688                11,992       $      0.97
                                                      ==========          ============       ===========
For the quarter ended September 30, 1998

Basic earnings per share

       Net income                                     $    6,125                11,162       $      0.55
                                                                                             ===========
       Effect of dilutive stock options                        -                   269
                                                     -----------          ------------
Diluted earnings per share
       Net income giving effect to dilutive
       stock options                                 $     6,125                11,431       $      0.54
                                                     ===========          ============       ===========
For the nine months ended September 30, 1999
Basic earnings per share
       Net income                                    $    19,606                11,352       $      1.73
                                                                                             ===========
       Effect of dilutive stock options                        -                   485

Diluted earnings per share                           -----------          ------------
       Net income giving effect to dilutive
       stock options                                 $    19,606                11,837       $      1.66
                                                     ===========          ============       ===========
For the nine months ended September 30, 1998
Basic earnings per share

       Net income                                    $    13,168                11,109       $      1.19
                                                                                             ===========
       Effect of dilutive stock options                        -                   260
                                                     -----------          ------------
Diluted earnings per share
     Net income giving effect to dilutive
     stock options                                   $    13,168                11,369       $      1.16
                                                     ===========          ============       ===========

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

     In accordance with SFAS 131, the Company's four industry segments are:

     Public water supply--collection, purification and distribution of water for domestic, commercial and industrial use, and for private and municipal fire protection service;
     Timber processing--processing, marketing and distribution of lumber products;
     Real Estate--ownership, rental and sale of real property; and, Utility management services--nonregulated water-related services.

     The Company's industry segment information for the nine months ended September 30 is as follows:

In thousands                                                   1999             1998
------------------------------------------------------   -------------    -------------
Operating income (loss):                                   $   29,414      $    29,554
  Public water supply                                             978              968
  Timber processing                                             8,488            1,331
  Real estate                                                     (76)             (75)
  Utility management services                             -----------      -----------
Industry segment operating income                              38,804           31,778

Interest expense                                                7,456            7,963
Allowance for funds used during construction                      115              153
Other income (expenses), net                                      423              410
                                                           ----------      -----------
Income before income taxes                                 $   31,146      $    23,688
                                                           ==========      ===========

     The Company's operations take place in North America and no single customer accounts for 10 percent or more of total operating revenues.


In thousands                                                  1999            1998
------------------------------------------------------   -------------   -------------
Segment assets:
  Public water supply                                         $445,640        $434,751
  Timber processing                                              9,695           8,914
  Real estate                                                    4,965           4,708
  Utility management services                                      352             334
                                                         -------------   -------------
     Subtotal                                                  460,652         448,707
    Reconciling items                                            9,101           8,773
                                                         -------------   -------------
Total consolidated items                                      $469,753        $457,480
                                                         -------------   -------------
Capital Expenditures:
  Public water supply                                           16,598          13,362
  Timber processing                                                290             718
  Utility management services                                        -               -
                                                         -------------   -------------
Total capital expenditures                                    $ 16,888        $ 14,080
                                                         -------------   -------------
Depreciation expense:
  Public water supply                                         $ 10,395        $ 10,226
  Timber processing                                                419             362
  Real estate                                                        8               8
  Utility management services                                        5               4
                                                         -------------   -------------
Total depreciation expense                                    $ 10,827        $ 10,600
                                                         =============   =============

     Reconciling items include assets of the parent company, which are not allocated to a specific industry segment.

NOTE 8 - ACQUISITIONS AND SALE OF THE COMPANY
---------------------------------------------

     On May 31, 1999, the Board of Directors of the Company approved an agreement to be acquired by Yorkshire Water plc, which has subsequently been renamed Kelda Group plc (Kelda), of Leeds, England, for $37.05 per share in cash. As a result, Aquarion will be merged with a subsidiary of Kelda. The value of the transaction is $446 million in cash, net of assumed proceeds from unexercised stock options, based on approximately 12.6 million fully diluted shares outstanding, plus the assumption by Kelda of $141 million in debt. The merger was approved by the Company's shareholders on September 21, 1999. The DPUC issued a draft decision approving the merger on November 4, 1999. The New York PSC is currently considering approval of the merger. Final approvals from these agencies are expected in late 1999 or early 2000, and the Company anticipates that the merger will close in early 2000. After the merger is completed, Aquarion will maintain its corporate identity, but will be a wholly owned subsidiary of Kelda.

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

     On November 3, 1999, the DPUC denied without prejudice BHC's request to purchase Village. The DPUC stated that it could not make a final decision on BHC's application to acquire Village without first rendering its final decision on the Kelda/Aquarion merger as well as a land sale application Village has before the DPUC. The DPUC has issued favorable draft decisions on both of these applications. BHC anticipates filing a new application to acquire Village after the DPUC renders its final decisions on these applications.

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

Capital Resources and Liquidity
-------------------------------

 Capital Expenditures
 --------------------

     The Company invested $16,888,000 in property, plant and equipment in the first nine months of 1999, compared to $14,080,000 for the same period in 1998. The Utilities accounted for the majority of capital additions in both periods. Management estimates that capital expenditures will total $22,000,000 in 1999, of which approximately $21,000,000 will be for water utility construction programs.


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

     On January 4, 1999, the Company repaid Aquarion's 5.95% unsecured Senior Note, issued in 1994, in the amount of $10,000,000.

     The Company obtained funds of $4,321,000 from the issuance of 141,867 shares of common stock under its Dividend Reinvestment and Common Stock Purchase Plan (the Plan) for the nine months ended September 30, 1999 versus $2,554,000 for 79,576 shares for the same period in 1998. The Company also obtained funds of $1,123,000 from 64,776 stock options exercised for the nine months ended September 30, 1999 compared to $1,100,000 for 44,762 stock options exercised during the comparable 1998 period. The Utilities received $3,167,000 and $1,805,000 from advances and contributions in aid of construction from developers and customers for the nine months ended September 30, 1999 and 1998, respectively.

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

Year 2000 Compliance
--------------------

     The Company has enacted a program to reduce its exposure to the Year 2000 problem. In general terms, the problem arises from the fact that many existing computer systems and other equipment containing date-sensitive embedded technology (including non-information technology equipment and systems) use only two digits to identify a year in the date field, with the assumption that the first two digits of the year are always "19". As a result, such systems may misinterpret dates after December 31, 1999, which may result in miscalculations, other malfunctions or the total failure of such systems. Additional problems arise from the fact that the Year 2000 is a special case leap year. Because the Company is dependent upon the proper functioning of computer systems and other equipment containing date-sensitive technology, a failure of such systems and equipment to be Year 2000 compliant could have a material adverse effect on the Company. If not remedied, potential risks include business interruption or shutdown, financial loss, regulatory actions and legal liability.

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

     The Company has completed an inventory of other systems, equipment and items that potentially present a Year 2000 problem. The outside consultant completed an assessment and impact analysis of equipment critical to the Company's operations in February 1999. The initial assessment revealed few non-compliant items. The Company has replaced all non-compliant items and completed testing such replacements. The Company also completed internal testing of material inventoried items and has obtained outside certification of these items.

     In addition to its own systems and equipment, the Company depends upon the proper functioning of computer systems and other date-sensitive equipment of outside parties. These parties include banks, telecommunications service providers and electric and other utilities. All Year 2000 critical supplier programs that can impact the delivery of high quality water have been reviewed and determined to be adequate, however, the Company's ability to assess and address the Year 2000 problem may be affected by the success of the Year 2000 efforts of such third parties. If the third parties with which the Company interacts have Year 2000 problems that are not remedied, resulting problems could include the loss of telecommunications and electrical service.

     Due to the uncertainties presented by such third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company has developed contingency plans, which cover mission-critical functions, for dealing with the most reasonably likely worst-case scenarios. Such plans include manual backup for automated systems, the use of electrical generators capable of sustaining operations through a power failure, and enhanced transition-period staffing to compensate for automation and communication failures. The Company's assessment of its most reasonably likely worst-case scenarios and the exact nature and scope of its contingency plans will be effected by the Company's continued Year 2000 assessment. The Company's contingency plans are constantly being fine-tuned as the State of Connecticut and the towns that we serve finalize their plans. The Company expects to have all contingency systems in place and fully tested by the fourth quarter of 1999.

     The Company estimates that, as of September 30, 1999, the costs of addressing the Year 2000 problem have been approximately $200,000. While the Company is currently unable to estimate future costs of addressing the Year 2000 problem, it does not believe that such costs will be material to the Company's financial condition. The Company has funded, and expects to continue to fund, the costs of its Year 2000 efforts through operating cash flow.

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


Results of Operations for the nine months ended September 30, 1999 and 1998
---------------------------------------------------------------------------

     Net income for the nine months ended September 30, 1999 was $19,606,000 compared with $13,168,000 for the same 1998 period, an increase of 49 percent. Operating results during the first nine months of 1999 are higher due to increased land sales and improved results from the Company's Utility operations.

     Operating revenues increased to $97,185,000 for the nine months ended September 30, 1999 compared to $82,178,000 in the same 1998 period, an increase of 18 percent. Operating revenues for the nine-month period include revenue from a large land sale completed in September 1999. The rise in revenues also reflects increased water sales by the Utilities due to the hot, dry spring and summer seasons; increased sales volume at Timco; the March 17, 1999 increase in BHC's Western division water rates; and increased revenue from management services operations.

     Operating expenses increased to $27,652,000 for the nine months ended September 30, 1999, an increase of $5,440,000 from the comparable 1998 period. The increase was primarily attributable to an increase in land sale-related expenses resulting from the September 1999 land sale. Higher operating expenses at Timco and BHC, resulting from increased revenue, also contributed to the increase in operating expenses.

     General and administrative expenses increased $1,836,000 for the nine months ended September 30, 1999, compared to the 1998 period. The increase was the result of increased miscellaneous general and administrative expenses at the Utilities.

     Depreciation expense increased $227,000 for the nine months ended September 30, 1999 from the 1998 comparable period due to general plant additions.

     Interest expense for the nine months ended September 30, 1999 decreased $507,000 from the 1998 comparable period due to reduced long-term debt.

     Taxes other than income taxes for the nine months ended September 30, 1999 increased $515,000 from the comparable 1998 period due to increased property tax expense.

     Income taxes increased $1,020,000 for the nine months ended September 30, 1999 from the comparable 1998 period due to the September 1999 land sale, partially offset by a lower effective tax rate for 1999.

Significant changes in balance sheet accounts for the nine months ended
-----------------------------------------------------------------------
September 30, 1999
------------------

     Accounts receivable increased by $4,945,000 for the nine months ended September 30, 1999 compared to the 1998 period due to higher billed water revenues, increased non-water accounts receivable and timing of customer payments.

     Income tax liability increased by $3,718,000 for the nine months ended September 30, 1999 from the comparable 1998 period due to higher taxable income, partially offset by a lower effective tax rate for 1999.

Forward-looking statements
--------------------------

     In addition to the historical information contained herein, this report contains a number of "forward-looking statements" within the meaning of the Securities Exchange Act of 1934. Words such as "estimates", "expects", "anticipates", "intends", "plans" and similar expressions identify forward-looking statements. Such statements address future events and conditions concerning the adequacy of water supply and utility plant, capital expenditures, liquidity and capital resources, Year 2000 issues, financial condition, results of operations, gains recorded from land sales, acquisition activities and regulatory and accounting matters. Actual results in each case could differ materially from those projected in such statements. Factors that may cause actual results to differ include, without limitation, interest rates, economic factors, weather variations, decisions of regulatory agencies, seasonality and Year 2000 issues.

ITEM 3.   Quantitative and qualitative disclosures about market risk
          ----------------------------------------------------------

     Not Applicable.

PART II.  OTHER INFORMATION


ITEM 1    Legal Proceedings
          -----------------

     A class action complaint relating to the Company's proposed merger with Kelda was filed in Delaware Chancery Court on September 10, 1999. The action was brought by a shareholder and names Aquarion and its directors as defendants. The action alleges flaws in the merger auction process and requests recission or the awarding of recissory damages plus attorney fees if the merger is consummated. The Company and its directors believe the complaint is without merit and intend to vigorously fight the claim.

     By Complaint dated September 30, 1999, the Shelton Economic Development Corporation and the City of Shelton, Connecticut filed suit against, among others, Main Street South Corporation with respect to property previously owned by the Riverside Industrial Park, a joint venture including Main Street South. In 1998, the Shelton Economic Development Corporation took ownership of the Riverside Industrial Park property by eminent domain. The plaintiffs allege damages in connection with underground storage tanks located on or adjacent to the property owned by Riverside Industrial Park, claiming that they have incurred substantial cost in removing and remediating the contamination resulting from discharge and leakage from said storage tanks. It appears that the City of Shelton considered the environmental condition of the property as part of its valuation of the property in connection with the condemnation. That valuation is currently the subject of a separate appeal by Main Street South.

     The new litigation is in its early stages. Discovery has not yet commenced and the extent of the damage claims is not yet known. BHC presently intends to vigorously defend this case.

ITEM 4.   Submission of matters to a vote of security holders
          ---------------------------------------------------

     At a special meeting of shareholders of the Company held on September 21, 1999, shareholders voted 6,916,627 shares, or 61 percent of the outstanding shares, in favor of the proposed merger agreement with Kelda Group plc. There were 461,823 negative votes and 93,695 abstentions.

ITEM 6    Exhibits and reports on Form 8-K
          --------------------------------

          Exhibits

          27   Financial Data Schedule for the quarter ended September 30, 1999

     (a) On September 14, 1999, the Company filed a Current Report on Form 8-K pursuant to the Securities Exchange Act of 1934, reporting an event under Item 5 of such Form. No financial statements were filed therewith.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AQUARION COMPANY



Date:     November 9, 1999              By    /s/JANET M. HANSEN
     -----------------------------         ------------------------------
                                                  Janet M. Hansen
                                              Executive Vice President
                                             Chief Financial Officer and
                                                     Treasurer

                                 Exhibit Index


Exhibit 27  Financial Data Schedule for the quarter ended September 30, 1999