Form 10-Q/A
period 1999-09-30
AQUARION CO
filed 1999-11-12
CIK 49423

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

                       AQUARION COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                         Nine months ended September 30,
                                                                      -------------------------------------
                                                                           1999                  1998
                                                                      ---------------       ---------------
                                                                                  (In thousands)
Cash flows from operating activities:
  Net income                                                          $     19,606          $     13,168
  Adjustments reconciling net income to net cash provided by operating activities:
  Depreciation and amortization                                             11,334                11,157
  Allowance for funds used during construction                                (115)                 (153)
  Provision for losses on accounts receivable                                  686                   310
  Deferred and prepaid income taxes, net                                     3,052                 1,591
  Proceeds from sale of surplus land, net of gains                           7,514                 1,438
Change in assets and liabilities (Note 3)                                  (11,190)                  (96)
                                                                      ------------          ------------
  Net cash provided by operating activities                                 30,887                27,415
                                                                      ------------          ------------
Cash flows from investing activities:
  Capital additions, excluding an allowance for funds used
   during construction                                                     (16,888)              (14,080)

  Advances and contributions in aid of construction                          3,276                 1,805
  Refunds on advances for construction                                         (97)                 (299)
  Other investing activities                                                  (462)                 (761)
                                                                      ------------          ------------
     Net cash used in investing activities                                 (14,171)              (13,335)
                                                                      ------------          ------------
Cash flows from financing activities:
  Principal payments on long-term debt                                     (10,000)                    -
  Principal payments on short-term borrowings                                    -                (9,000)
  Proceeds from the issuance of common stock, net                            5,415                 3,692
  Common dividends paid                                                     (9,415)               (9,079)
                                                                      ------------          ------------
     Net cash used in financing activities                                 (14,000)              (14,387)
                                                                      ------------          ------------
Net increase(decrease) in cash and cash equivalents                          2,716                  (307)
Cash and cash equivalents, beginning of period                                 654                   851
                                                                      ------------          ------------
Cash and cash equivalents, end of period                              $      3,370          $        544
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
                                =============            ============

NOTE 3 - SUPPLEMENTAL DISCLOSURE FOR CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------

     Changes in assets and liabilities and supplemental cash flow information for the nine-month period ended September 30, are set forth below (in thousands):

                                                                      1999               1998
                                                               --------------       ------------
                                                                           (Unaudited)
Changes in assets and liabilities:

       Increase in accounts receivable                         $       (6,835)      $     (2,247)
       Decrease in inventory                                              565                132
       Increase in prepayments                                         (3,284)            (2,697)
       (Increase)decrease in other current assets                      (1,570)             5,034
       Decrease in accounts payable and accrued liabilities            (1,831)            (2,529)
       Decrease in interest and taxes payable                           3,364              2,108
       Net changes in other noncurrent balance sheet items             (1,599)               103
                                                               --------------       ------------
                                                               $      (11,190)      $        (96)
                                                               ==============       ============
Supplemental cash flow information:
     Cash paid for:
         Interest                                              $        8,092       $      8,203
         Income taxes                                          $        6,150       $      5,950


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

     The Company's industry segment information for the nine months ended September 30 is as follows:

In thousands                                                   1999             1998
------------------------------------------------------   -------------    -------------
Operating income (loss):                                   $   28,786      $    28,864
  Public water supply                                             978              968
  Timber processing                                             8,488            1,331
  Real estate                                                     (75)             (75)
  Utility management services                             -----------      -----------
Industry segment operating income                              38,177           31,088

Interest expense                                                7,456            7,963
Allowance for funds used during construction                      115              153
Other income (expenses), net                                      310              410
                                                           ----------      -----------
Income before income taxes                                 $   31,146      $    23,688
                                                           ==========      ===========

     The Company's operations take place in North America and no single customer accounts for 10 percent or more of total operating revenues.


In thousands                                                  1999            1998
------------------------------------------------------   -------------   -------------
Segment assets:
  Public water supply                                         $445,640        $434,751
  Timber processing                                              9,695           8,914
  Real estate                                                    4,965           4,708
  Utility management services                                      352             334
                                                         -------------   -------------
     Subtotal                                                  460,652         448,707
    Reconciling items                                            9,101           8,773
                                                         -------------   -------------
Total consolidated items                                      $469,753        $457,480
                                                         -------------   -------------
Capital Expenditures:
  Public water supply                                           16,598          13,362
  Timber processing                                                290             718
  Utility management services                                        -               -
                                                         -------------   -------------
Total capital expenditures                                    $ 16,888        $ 14,080
                                                         -------------   -------------
Depreciation expense:
  Public water supply                                         $ 10,395        $ 10,226
  Timber processing                                                419             362
  Real estate                                                        8               8
  Utility management services                                        5               4
                                                         -------------   -------------
Total depreciation expense                                    $ 10,827        $ 10,600
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